Form 10-K
period 1995-12-31
AFC LOW INCOME HOUSING CREDIT PARTNERS-I
filed 1998-09-14
CIK 823170

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                        Commission File Number 33-17726

                    AFC-LOW INCOME HOUSING CREDIT PARTNERS-I
                        INVESTMENT IN AFFORDABLE HOUSING

                        A California Limited Partnership

                 I.R.S. Employer Identification No. 95-4115893

                      12100 Wilshire Boulevard, Suite 1400
                         Los Angeles, California 90025
                                 (310) 207-0704

                         Securities Registered Pursuant
                     to Section 12(b) or 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes_____      No  X
                                              -----

The registrant is a limited partnership and therefore has no voting stock. As of December 31, 1995, 24,065 limited partnership interests ("Interests") in the registrant were outstanding. These Interests had been issued during 1988, 1989 and 1990 at a subscription price of $500 per Interest. The Interests are not currently traded on any market. Therefore, no market selling price and no average bid or asked prices exist for the 60 days prior to the date of filing.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Prospectus dated May 24, 1988, included within the Registrant's registration statement on Form S-11 (File No. 33-17726), previously filed with the Commission on October 6, 1987, and declared effective on May 24, 1988, as amended and supplemented (the "Prospectus"), and Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on August 11, 1993 (the "1991 Report") and Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on October 21, 1994 (the "1992 Report"). Designated portions of the Prospectus, the 1991 Report and the 1992 Report are incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS


                                     PART I

ITEM 1.      Business............................................... 1

ITEM 2.      Properties............................................. 1

ITEM 3.      Legal Proceedings...................................... 7

ITEM 4.      Submission of Matters to a Vote of Security Hold....... 9

                                    PART II

ITEM 5.      Market for the Registrant's Partnership Interests and
             Related Matters........................................ 9

ITEM 6.      Selected Financial Data................................ 9

ITEM 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operation..................... 11

ITEM 8.      Financial Statements and Supplementary Data............ 13

ITEM 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.................... 13

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant.... 13

ITEM 11.      Executive Compensation................................ 14

ITEM 12.      Security Ownership of Certain Beneficial Owners and
              Management............................................ 14

ITEM 13.      Certain Relationships and Related Transactions........ 14

                                    PART IV

ITEM 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K........................................... 16

                                     PART I

ITEM 1.   Business.
-------   --------

     AFC-Low Income Housing Credit Partners-I Investment in Affordable Housing, a California limited partnership (the "Partnership"), was formed on July 28, 1987 to invest, through other limited partnerships ("Operating Partnerships"), in government assisted multi-family housing developments ("Government-Assisted Properties") expected to qualify for the Low Income Housing Tax Credit under
Section 42 of the Internal Revenue Code. The general partners of the Partnership are AFC Capital Corporation, a Delaware corporation, and A. Bruce Rozet (the "General Partners").

     The investment objectives of the Partnership are to: (i) provide current tax benefits to Limited Partners to the extent permitted by law, including, but not limited to, passive losses and Low Income Housing Tax Credits that Limited Partners may use to offset federal income taxes on certain types and amounts of income from other sources; (ii) provide capital appreciation through potential increases in value of the Partnership's investments; and (iii) provide potential cash distributions from sales or refinancings of the Partnership's investments and, to a lesser extent, if at all, from operations. See the information included on pages 49 through 58 of the Prospectus, which is incorporated herein by this reference.

     As of January 15, 1990, the Partnership had offered and sold 24,065 limited partnership interests ("Interests"), resulting in total offering proceeds of $12,032,500. As of December 31, 1995, 24,065 Interests were issued and outstanding.

     Prior to the termination of the Partnership's offering of Interests, the Partnership had provided capital to, and had become a limited partner in, six Operating Partnerships, each of which owned or was in the process of constructing a Government-Assisted Property. Partly as a result of the termination of the offering of Interests, the Partnership terminated its investments in two of the Operating Partnerships. Two of the remaining four Operating Partnerships encountered difficulties as a result of disputes with HUD and Kentucky Housing Corporation, which resulted in delays in the rehabilitation of one Property and the foreclosure of another Property. See "Properties-- Recent Developments" and "Legal Proceedings," below.

ITEM 2.   Properties.
-------   ----------

     Set forth below is a schedule of the Government-Assisted Properties currently owned by Operating Partnerships in which the Partnership is a limited partner, together with information as to the Partnership's investment in each Operating Partnership, percentage ownership in each operating Partnership, the occupancy rates at each Government-Assisted Property and the Low Income Housing Tax Credits generated by each Government-Assisted Property.

                 Information Concerning Operating Partnerships
                 ---------------------------------------------
                       and Government-Assisted Properties
                       ----------------------------------
                          (As of  December  31, 1995)

----------------------------------------------------------------------------------------------------------
 Operating Partnership:           United-Stinson           United-Germano-Millgate    Coliseo Housing
                                  Limited Partnership,     Limited Partnership,       Partnership,
                                  a Pennsylvania           an Illinois limited        a California limited
                                  limited partnership      partnership                partnership
----------------------------------------------------------------------------------------------------------
 Operating General Partner(s):    United Housing           Chicago Community          United Housing
                                  Preservation             Development Corporation    Preservation
                                  Corporation                                         Corporation/1/
----------------------------------------------------------------------------------------------------------
 Property                         Stinson Tower            Germano Millgate           Villa Del
 Name:                            Apartments               Apartments                 Coliseo/Gilbert
                                  Chester, PA              Chicago, IL                Lindsay Manor
                                                                                      Los Angeles, CA
----------------------------------------------------------------------------------------------------------
 Total Units:                         150                        350                      137
----------------------------------------------------------------------------------------------------------
 Occupancy Percentage:               99.3%                      95.0%                    89.06%
----------------------------------------------------------------------------------------------------------
 Date of Acquisition:                 1988                       1988                     1989
----------------------------------------------------------------------------------------------------------
 Partnership's Capital              $981,120                  $2,577,120               $6,078,590
 Contribution:
----------------------------------------------------------------------------------------------------------
 Partnership's Percentage              95%                       14.1%                    67.9%
 Ownership:
----------------------------------------------------------------------------------------------------------
 Actual Low Income Housing          $223,371                 $1,326,973/3/             $1,404,554
 Tax Credits allocated to
 Operating Partnerships for
 1995/2/:
----------------------------------------------------------------------------------------------------------

Recent Developments

     Set forth below is a more detailed description of recent developments with respect to each of the Government-Assisted Properties in which the Partnership has a material investment through the Operating Partnerships.

     Germano-Millgate Apartments
     ---------------------------

     The Germano-Millgate Apartments (the "Germano Property") is owned by the United-Germano-Millgate Limited Partnership (the "Germano Partnership"), an Operating Partnership in which the Partnership had invested. The 1991 Report contained a description of certain disputes among the Germano Partnership, HUD

------------------------
     /1/  POZ Development Corporation is also a general partner.

     /2/ Of these amounts, the amounts of Low Income Housing Tax Credits allocated to the Partnership for 1995 were $211,893, $344,557 and $953,692, respectively.

     /3/ This figure represents the Partnership's 1995 Low Income Housing Tax Credit Allocation based on acquisition credits. In 1995, the Partnership was allocated rehabilitation credits of $1,045,975 and acquisition credits of $280,998.

and certain other parties relating to the Germano Partnership, and a description of legal and administrative proceedings relating to the Germano Property. That information is contained on pages 4 through 10 of the 1991 Report and is incorporated herein by this reference. As described in greater detail therein, the Partnership currently is a partner in Germano Investment L.P., which was admitted as a limited partner in the Germano Partnership, with a 14.2% interest in profits and losses and a seventy percent (70%) share of the acquisition credits. The Germano Partnership's general partner, Chicago Community Development Corporation ("CCDC"), was temporarily allocated an 84.8% limited partnership interest in the Germano Partnership, until Independence Tax Credit Plus II, L.P. ("Independence") was admitted to the Germano Partnership on October 15, 1993.

     The rehabilitation of the Germano Property is complete. Based on the 14.1% interest in the Germano Partnership, the Partnership can expect to be allocated approximately $142,000 in rehabilitation tax credits for the year 1995, in addition to the acquisition credits it already receives.

     In accordance with the agreements governing the admission of Independence to the Germano Partnership, Independence made a capital contribution to the Germano Partnership in the amount of $2,000,000 concurrently with its admission to that partnership. Independence has made additional required contributions totaling $2,427,581. An additional $200,000 which will be released upon the Germano Property's meeting certain occupancy and cash flow tests.

     The Germano Partnership completed the rehabilitation of the Germano Property, using the proceeds of the $500,000 loan from the Illinois Housing Development Authority, capital contributions from Independence and disbursements under the HUD "Flex Loan" in the amount of $4,613,112.

     The Germano Partnership obtained a new allocation of Low Income Housing Tax Credits relating to rehabilitation expenses in the amount of $1,011,546, per year for 10 years commencing 1995. As stated above, the Partnership's share of the rehabilitation tax credits will be approximately $142,000 per year, based on its 14.1% interest in the Germano Partnership. This is in addition to the acquisition credits of $280,998 per year, specially allocated to the Partnership.

     Due primarily to vacancies resulting from the rehabilitation of the project. Germano fell behind in making mortgage payments during 1994. During 1996, the mortgage was brought current.

     Villa Del Coliseo/Gilbert Lindsay Manor
     ---------------------------------------

     The sources of financing for the construction of the Villa Del Coliseo Apartments, now doing business as Gilbert Lindsay Manor, is described on page 14 of the 1991 Report, which information is incorporated herein by this reference. The Property received its Certificate of Occupancy on April 4, 1991.

     The Property is servicing its mortgage debt commitments on time, and is current on its insurance and tax payments. As of December 31, 1995, the amount of the Property's reserve for replacements was approximately $48,000.

     The Property's management agent maintains a policy of stringent screening of all prospective tenants. While low and moderate income families have priority on the waiting list, home visits are required before any prospective tenant is accepted. Currently, the management agent conducts a number of tenant programs, including arts and crafts activities for tots, a variety of team sports for youths aged 7-15, and several seasonally-oriented social events intended for family participation.

     Management's plan to raise occupancy includes implementation of an advertising campaign highlighting our efforts to create a clean wholesome environment for families to live within the inner city, increased security, rent rebates and incentives. Additionally, tenants will be offered financial counseling to assist them in budgeting their household income more efficiently which will enable them to pay the rent on time and decrease the number of evictions due to non-payment of rent.

     During 1995 revenues decreased by $114,106 from 1994 due primarily to decreased occupancy on the Property. The Property had a nominal cash flow provided by operating activities of $18,504 in 1995. Trade accounts payable and accrued expenses increased by $50,958.

     Stinson Tower Apartments
     ------------------------

     Stinson Tower Apartments, specifically designed to accommodate the elderly, blind and physically handicapped, currently reports 99% occupancy, with a substantial waiting list. All 150 units presently receive Section 8 Housing Rental Assistance (rental subsidies), administered by the Pennsylvania Housing Authority.

     Stinson Tower Apartments functions within budget, with tenant receivables at an acceptable level, and payables discharged within normal time limits. Mortgage payments and other debt service commitments are current, and replacement reserves were reported at approximately $306,000 as of December 31, 1995.

ITEM 3.   Legal Proceedings.
-------   -----------------

     On May 8, 1997, the United States filed an action against Associated Financial Corporation, certain members of the AFC Group, including Messrs. Ross and Rozet, and others, in the United States District Court for the Northern District of California charging that the defendants were wrongfully participating in the fees earned by the management agent for several properties (not including any of the properties invested in by the Partnership) and had not disclosed this arrangement and, thus, were violating provisions of the applicable regulatory agreements and other agreements governing the subject properties. The Complaint did, however, allege that the defendants made certain false claims regarding the condition of the Stinson Tower Apartments.
Defendants filed an answer on August 11, 1997, denying the material allegations of the Complaint, and asserting various separate and additional defenses.

     The government filed an amended complaint on March 2, 1998, adding additional defendants none of whom are part of the AFC Group and added a claim that the defendants, including the new defendants made false claims in connection with the obtaining of insurance for various HUD-insured properties. The defendants have filed answers to the First Amended Complaint, again denying the material allegations of the Complaint and asserting various separate and additional defenses.

     While substantial document discovery has been completed, the defendants intend to move to compel significant delivery from the government of substantial additional documentation. Deposition discovery is in its early stages. Given the defendants need to obtain significant additional discovery, counsel can offer no opinion as to the outcome of the litigation at this time.

     The General Partner believes that when all of the facts are presented to an impartial judge, the defendants will be exonerated. However, the complaint contains serious allegations against the defendants and every effort will be made to show that the government is wrong in bringing the lawsuit. At this time, the general partner does not believe that there will be any material adverse affect to the Partnership and the operation of its investments.

ITEM 4.   Submission of Matters to a Vote of Security Hold
-------   ------------------------------------------------

     During the year ended December 31, 1995, no matter was submitted to a vote of Interest holders.

                                    PART II

ITEM 5.   Market for the Registrant's Partnership Interests and Related Matters.
-------   ---------------------------------------------------------------------

          (a) Market Information.  The  Partnership has no common stock.
              ------------------
Interests are not freely transferable, and no public trading market exists. Original sales of Interests were made at a price of $500 per Interest.

          (b) Holders.  As of December 31, 1995, 24,065 Interests were held by
              -------
1185 Limited Partners. These figures are based upon the number of Limited Partners of record as reported by the General Partners.

          (c) Dividends.  The Partnership has made no distributions to Limited
              ---------
Partners, and it is not currently expected that distributions will be made in the near future. Partnership allocations and distributions are described on pages 68 and 71 of the Prospectus, which are incorporated herein by reference.

ITEM 6.   Selected Financial Data.
-------   -----------------------

     The following summary of selected financial data should be read in conjunction with the financial statements filed in response to Item 14 herein, which also includes a summary of the Partnership's significant accounting policies.

                            Statements of Operation
                            -----------------------

                                   Year Ended                Year Ended                  Year Ended
                               December 31, 1995          December 31, 1994           December 31, 1993
                               -----------------          -----------------           -----------------
Income                               $    40,042                $        15                 $        29

Expenses
(miscellaneous)                           18,970                    (12,954)                     58,343
                                     -----------                -----------                 -----------
Income/(Loss)
from Operations                           21,072                    (12,939)                    (58,314)

Share of Loss of
Operating
Partnerships                          (1,058,346)                  (982,544)                 (1,049,521)
                                     -----------                -----------                 -----------

Net Loss                             $ 1,037,274)               $  (995,483)                $(1,107,835)
                                     ===========                ===========                 ===========

Net Loss Per
Limited Partner
Interest/1/                          $    (43.10)               $    (41.37)                $    (46.04)
                                     ===========                ===========                 ===========
                                  Year Ended                 Year Ended
                               December 31, 1992          December 31, 1991
                               -----------------          -----------------
Income                               $        61                $       634

Expenses
(miscellaneous)                           18,220                     79,996
                                     -----------                -----------

Income/(Loss)
from Operations                          (18,159)                   (79,362)

Share of Loss of
Operating
Partnerships                          (1,239,338)                (1,033,188)
                                     -----------                -----------

Net Loss                             $(1,257,497)               $(1,112,550)
                                     ===========                ===========

Net Loss Per
Limited Partner
Interest/1/                          $    (52.25)               $    (46.23)
                                     ===========                ===========

--------------------------------
     /1/ This figure represents the net loss per Limited Partner Interest based on the aggregate number of Interests outstanding as of December 31 of the respective year. Actual net loss per Interest for years prior to 1991 varied depending upon each Limited Partner's month of entry into the Partnership.

                       Balance Sheets as of December 31
                       --------------------------------

                                              1995                   1994                   1993
                                              ----                   ----                   ----
Total Assets                                  $3,155,237             $4,252,303             $5,259,930
                                              ==========             ==========             ==========

Total Liabilities                             $   17,245             $   77,037             $   89,181

Partners' Equity                               3,137,992              4,175,266              5,170,749
                                              ----------             ----------             ----------

Liabilities and Net Worth                     $3,155,237             $4,252,303             $5,259,930
                                              ==========             ==========             ==========
                                              1992                   1991
                                              ----                   ----
Total Assets                                  $6,351,942             $7,609,539
                                              ==========             ==========

Total Liabilities                             $   73,358             $   73,458

Partners' Equity                               6,278,584              7,536,081
                                              ----------             ----------

Liabilities and Net Worth                     $6,351,942             $7,609,539
                                              ==========             ==========


ITEM 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operation.
          --------------------

          Liquidity and Capital Resources
          -------------------------------

     The Partnership's primary source of funds was the proceeds of its public offering of Interests. Other sources of liquidity have included (i) interest earned on capital contributions held pending investment, (ii) working capital reserves, and (iii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested.

     As of the end of 1988, the Partnership had received $2,481,000 in subscription for Interests, for a net of $2,170,875 after payment of brokerage fees and expenses. The Partnership received an additional $9,423,500 in subscriptions for Interests during 1989, or an additional $7,947,936 after payment of brokerage fees and expenses, and an additional $128,000 in subscriptions for Interests during 1990, or an additional $108,800 after payment of brokerage fees and expenses. As of December 31, 1989, the Partnership had committed to investments in Operating Partnerships requiring cash payments of approximately $10,200,000. During 1989, cash investments totaling approximately $5,520,000 were made in Operating Partnerships, and, at December 31, 1989, the Partnership held $1,497,863 in cash. During 1990, the Partnership received $2,313,000 as a return of its investment in two Operating Partnerships and invested an aggregate of approximately $3,545,000 in Operating Partnerships, leaving the Partnership with $43,917 in cash as of December 31, 1990. For 1991 contributions totaled $300 and cash as of December 31, 1991 was $3,505. No contributions were received in 1992, 1993, 1994 and 1995. Cash as of December 31, 1992 was $3,279 and on December 31, 1993 was $174 and on December 31, 1994 was $91 and on December 31, 1995 was $71. The Partnership's remaining cash may not be adequate to meet future obligations of the Partnership (primarily accounting costs and costs associated with the Partnership's periodic reporting obligations).

          The Partnership's balance sheet reflects total assets of

$7,609,539 as of December 31, 1991, $6,351,942 as of December 31, 1992,
$5,259,930 as of December 31, 1993, $4,252,303 as of December 31, 1994, and
$3,155,237 as of December 31, 1995 the diminutions in assets result from small operating losses of the Partnership and from the Partnership's recognition of its share of losses at the Operating Partnership level.

     The Government-Assisted Properties owned by the Operating Partnerships are regulated either by HUD or by state or local agencies as to rent charges and operating methods. Regulatory agreements covering the properties require monthly payments to escrow funds to be used for replacement of major items, and limit annual distributions to the Partnership to "surplus cash" available at the end of each year. All cash in excess of cumulative allowable distributions must be held in a residual receipts reserve under the control of mortgage holders, and disbursements must be approved by HUD or the governing state agency.
Because each of the Government-Assisted Properties is highly leveraged, because rent levels are regulated and because most excess cash must be placed in a reserve to meet contingencies, it is not expected that the Partnership will realize significant cash revenues by virtue of the operation of properties owned by the Operating Partnerships.

     Results of Operations
     ---------------------

     During the 1993, 1994 and 1995 fiscal years, the Partnership had no distributions of cash flow from the Operating Partnerships. No significant distributions of cash flow from the Operating Partnerships are anticipated in future years due to the restrictions on cash flow at the Operating Partnership level described above.

     The Partnership expects that all of its income will be used to pay operating expenses, including fees, if funds sufficient for payment of such fees are available. The Partnership had no interest income in 1995 and interest income of $15 in 1994 and $29 in 1993. The Partnerships recognized miscellaneous income from the write off of accounts payable totaling $40,042.

     The Partnership does not expect to generate cash from operations or other sources to enable it to pay fees to the General Partners or others in the foreseeable future. In the event of any sale or refinancing of a Government-Assisted Property or a sale of an interest in an Operating Partnership, the General Partners may be entitled to a Disposition Fee, or a share of such sale or refinancing proceeds, but only after Limited Partners have received back cumulative cash distributions from sales or refinancings equal to their aggregate capital contributions to the Partnership plus a preferred return. See pages 22-25 of the Prospectus for a description of the compensation, fees and reimbursement payable to the General Partners and others.

ITEM 8.   Financial Statements and Supplementary Data.
-------   -------------------------------------------

     The financial statements together with the auditors' reports thereon are set forth at the pages indicated in Item 14(a)(1) and (2).

ITEM 9.   Changes in and Disagreements With Accountants on Accounting and
-------   ---------------------------------------------------------------
Financial Disclosure.
--------------------

     A change in the Partnership's certifying accountant was previously reported in the current report on Form 8-K dated July 2, 1992, filed by the Partnership. Other than such change, no accountant of the Partnership has resigned or been dismissed during the three fiscal years of the Partnership ending December 31, 1995, or the subsequent period. There have been no known disagreements between the Partnership and its accountants on any accounting principles or policies.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.
--------  --------------------------------------------------

          (a), (b), (c) and (e)

     The Partnership has no officers, directors or significant employees. A. Bruce Rozet is the individual General Partner, and AFC Capital Corporation is the corporate General Partner.

     The names, ages, and business experience for Mr. Rozet and the executive officers and directors of AFC Capital Corporation and certain significant Affiliates are described on pages 41 to 49 of the Prospectus. Business experience of the General Partners and Affiliates is described on pages 38 to 41 of the Prospectus. These portions of the Prospectus are incorporated herein by reference.

     Mr. Rozet and Deane Earl Ross are directors of NIDC Managers, Inc., a corporation that serves as general partner of American Housing Partners, a limited partnership that is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

          (d)  Family relationships.
               --------------------

               None.

          (f)  Involvement in certain legal proceedings.
               ----------------------------------------

               See response to Item 3, above.

          (g)  Promoters and control persons.
               -----------------------------

               Not applicable.

ITEM 11.  Executive Compensation.
--------  ----------------------

          (a), (c) and (d)

     The Partnership has no executive officers. However, as described in the Prospectus at pages 22 to 25, which are incorporated herein by reference, various types of compensation and fees are payable to the General Partners, their Affiliates, and the Operating Partnership General Partners. See footnote 3 to the financial statements included in response to Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their Affiliates during the year ended December 31, 1995.

          (b) and (e)

          None.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

          (a) Security ownership of certain beneficial owners.
              -----------------------------------------------

     As of December 31, 1995, 24,065 Interests were issued and outstanding. No person is known to own beneficially in excess of 5% of the outstanding Interests.

          (b) Security ownership of management.
              --------------------------------

     With certain exceptions described at pages 70 and 71 of the Prospectus, which are incorporated herein by reference, the General Partners own in the aggregate a 1% interest in all profits, losses, tax credits and distributions of the Partnership.

          (c)  Changes in control.
               ------------------

     The Partnership knows of no arrangement the operation of which may at a subsequent date result in a change of control of the Partnership.

ITEM 13.  Certain Relationships and Related Transactions.
--------  ----------------------------------------------

          (a) Transactions with management and others.
              ---------------------------------------

     The General Partners of the Partnership are A. Bruce Rozet, the individual General Partner, and AFC Capital Corporation, a Delaware corporation, the corporate General Partner, which is a wholly-owned subsidiary of Associated Financial Corporation, a Delaware corporation. Associated Financial Corporation is beneficially owned and controlled by A. Bruce Rozet and Deane Earl Ross. United Housing Preservation Corporation, an affiliate of the General Partners, was a general partner of each of the Operating Partnerships, but is no longer a general partner of the Germano Partnership.

     As described in the Prospectus, Supplement No. 1 to the Prospectus
(pp. S-15 to S-20), Supplement No. 3 to the Prospectus (pp. S-8 to S-11) and Supplement No. 6 to the Prospectus (pp. 1-5), as of the date of such Supplements affiliates of the General Partners controlled or participated in the management of each of the Operating Partnerships in which the Partnership has invested. For a description of the terms of the Partnership's acquisition of interests in Operating Partnerships, see the pages of the Prospectus and Supplements thereto cited above, which are incorporated herein by this reference. See the information included on pages 45 through 49 of the Prospectus, which is incorporated herein by this reference, for a description of the affiliates of the General Partners involved in the transactions described above.

     For a description of the compensation, fees and reimbursement accrued or paid to the General Partners and their affiliates during 1995, see footnote 3 to the financial statements included in response to Item 14 of this Annual Report on Form 10-K.

          (b)  Certain business relationships.
               ------------------------------

               See response to (a) above.

          (c)  Indebtedness of management.
               --------------------------

     Pursuant to the Partnership Agreement, the Partnership was required to reimburse the General Partners and their affiliates for their actual expenses incurred in connection with the public offering and the organization of Operating Partnerships. The General Partners in turn agreed to reimburse the Partnership to the extent that the combination of those expenses and dealer allowances (which are paid to unaffiliated dealers) exceeded 15% of the gross proceeds of the offering. As of December 31, 1988, the General Partners owed the Partnership $356,583, representing reimbursement of offering and selling expenses in excess of 15% of the gross offering proceeds. With the increase in the size of the public offering during 1989, the amount of offering and selling expenses reimbursable to the General Partners increased, leaving the Partnership with a net indebtedness to the General Partners of $114,196 as of December 31, 1989. As of December 31, 1990, offering expenses and dealer allowances had again increased to in excess of 15% of the gross proceeds of the offering, leaving the General Partners with a reimbursement obligation to the Partnership equal to approximately $186,000. The amount of that obligation fell to $173,378 as of December 31, 1991, and to $155,378 as of December 31, 1992 and $115,959 as of December 31, 1993, $90,959 as of December 31, 1994 and $73,259 as of
December 31, 1995.

          (d)  Transactions with promoters.
               ---------------------------

               Not applicable.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  ----------------------------------------------------------------

  (1)    Financial Statements:
                                                                                            Page

         Independent Auditor's Report                                                       F-1

         Balance Sheets as of December 31, 1995 and 1994                                    F-3

         Statements of Operations for the Years Ended December 31,
         1995, 1994 and 1993                                                                F-4

         Statements of Changes in Partners' Equity (Deficit) for
         the Years Ended December 31, 1995, 1994 and 1993                                   F-5

         Statements of Cash Flows for the Years Ended December 31,
         1995, 1994 and 1993                                                                F-6

         Notes to Financial Statements                                                      F-7

(2)      Financial Statement Schedules

         Independent Auditor's Report on Schedules                                          S-1

         Real Estate and Accumulated Depreciation of Limited
         Partnerships in which the Partnership has an investment                            S-2

         Mortgage Loans on Real Estate owned by Limited
         Partnerships in which the Partnership has an investment                            S-4

(3)      Exhibits

         See Exhibit Index.

(b)      Reports on Form 8-K.
         -------------------

            No reports on Form 8-K were filed by the Partnership during fiscal year 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AFC-LOW INCOME HOUSING CREDIT PARTNERS-I
                                 INVESTMENT IN AFFORDABLE HOUSING, a
                                 California limited partnership

                                 By:   AFC Capital Corporation,
                                       its corporate general partner


Date:  September 9, 1998         By:   /s/ Deane Earl Ross
                                       -------------------------------------
                                       Deane Earl Ross,
                                       President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  September 9, 1998         By:   /s/ A. Bruce Rozet
                                       -----------------------------------------
                                       A. Bruce Rozet, Chairman of the Board
                                       and Chief Executive Officer of AFC
                                       Capital Corporation


Date:  September 9, 1998         By:   /s/ Deane Earl Ross
                                       -----------------------------------------
                                       Deane Earl Ross, Director, President
                                       and Treasurer (Chief Financial
                                       Officer) of AFC Capital Corporation

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                            Description
-------                           -----------
3.1            Form of Agreement of Limited Partnership of AFC-Low Income
          Housing Credit Partners-I Investment in Affordable Housing, a
          California limited partnership, dated as of July 28, 1987 by and among
          A. Bruce Rozet, an individual, and AFC Capital Corporation, a Delaware corporation, as General Partners; and A. Bruce Rozet and Deane Earl
          Ross, as the original limited partners, filed as Exhibit C to the
          Registrants' prospectus dated May 24, 1988, as supplemented./1/

3.2 Certificate of Limited Partnership of the Partnership, as filed with the California Secretary of State on July 28, 1978./2/

10.1 Agreement of Limited Partnership of United-Stinson limited partnership, a Pennsylvania limited partnership, dated as of October 1, 1988 by and between United Housing Preservation
          Corporation, a California corporation, and Housing Preservation
          Partners, a California limited partnership; together with the First and Second Amendments to the Agreement of Limited Partnership./3/

10.2           Certificate and Agreement of Limited Partnership of United-
          Germano-Millgate Limited Partnership, an Illinois limited partnership, dated as of June 1, 1988 by and between United Housing Preservation
          Corporation, a California corporation, and Western Housing Associates,
          Ltd., a California limited partnership; together with the First, Second, Third and Fourth Amendments to Certificate and Agreement of
          Limited Partnership./3/

10.3           Fifth Amendment and Fourth Revised Sixth Amendment to
          Certificate and Agreement of Limited Partnership of United-Germano-
          Millgate Limited Partnership./4/

10.4           Amended and Restated Agreement of Limited Partnership of Coliseo
          Housing Partnership, as amended, a California limited partnership, by and between POZ Village Development Corporation, United Housing
          Preservation Corporation, The Bedford Group, D&S Development Company,
          Housing Preservation Partners and AFC Low Income Housing Credit
          Partners-I; together with the First Amendment to the Amended and Restated Agreement of Limited Partnership./4/

10.5           Disposition and Development Agreement between Coliseo Housing
          Partnership and the Community Redevelopment Agency of the City of Los
          Angeles./4/

----------------------------
     /1/ Previously filed on June 3, 1988 as a part of the Partnership's Prospectus pursuant to Rule 424 (Registration Statement No. 33-17726).

     /2/ Previously filed with Registration Statement No. 33-17726 on March 16, 1988.

     /3/ Previously filed with Registration Statement No. 33-17726 on November 26, 1989.

     /4/ Previously filed on August 11, 1993, with the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, dated August 10, 1993.

10.6 Subordination Agreement by Coliseo Housing Limited Partnership and the Community Redevelopment Agency of the City of Los Angeles in favor of Savings Associations Mortgage Co., Inc./4/

10.7           Second Deed of Trust and Security Agreement by and between
          Coliseo Housing Partnership, Chicago Title Company and the Community
          Redevelopment Agency of the City of Los Angeles./4/

10.8           Promissory Note secured by Deed of Trust to the Community
          Redevelopment Agency of the City of Los Angeles in the principal amount of $3,954,000 executed by the Coliseo Housing Partnership./4/

10.9           Deed of Trust, Assignment of Rents, Security Agreement and
          Fixture Filing executed by the Community Redevelopment Agency of the City of Los Angeles and Coliseo Housing Partnership in favor of
          Savings Associations Mortgage Co., Inc.; together with rider to Deed of Trust./4/

10.10 Notes secured by Deed of Trust in the principal amount of $3,500,000 executed by the Coliseo Housing Partnership and payable to Savings Associations Mortgage Co., Inc./4/

10.11          Unsecured Environmental Indemnity Agreement entered into by
          Coliseo Housing Partnership for the benefit of Savings Associations
          Mortgage Co., Inc./4/

10.12          Ground Lease by and between Coliseo Housing Partnership and The
          Community Redevelopment Agency of the City of Los Angeles./4/

16.            Letter dated July 23, 1992 from Deloitte & Touche, the
          Registrant's former independent accountants, regarding statements made by the Registrant in Registrant's Current Report on Form 8-K dated
          July 2, 1992./5/

22.       Subsidiaries of the Registrant./6/

-----------------------
     /5/ Previously filed on July 30, 1992 with Amendment No. 1 dated July 28, 1992 to the Partnership's Current Report on Form 8-K dated July 2, 1992.

     /6/  Filed as an exhibit to this Annual Report.

                   AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                       INVESTMENT IN AFFORDABLE HOUSING,
                        A CALIFORNIA LIMITED PARTNERSHIP


                              FINANCIAL STATEMENTS
                  DECEMBER 31, 1993 THROUGH DECEMBER 31, 1995

                   AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                       INVESTMENT IN AFFORDABLE HOUSING,
                        A CALIFORNIA LIMITED PARTNERSHIP



                               TABLE OF CONTENTS
                               -----------------

                                                                    Page
                                                                   ------
Independent auditors' report                                      F-1 - F-2


Financial statements:


  Balance sheets                                                     F-3


  Statements of operations                                           F-4


  Statements of changes in partners' equity [deficit]                F-5


  Statements of cash flows                                           F-6


  Notes to financial statements                                   F-7 - F-20


Supplementary information:


  Independent auditors' report on schedules                          S-1


  Real estate and accumulated depreciation of limited
     partnerships in which the partnership has an investment      S-2 - S-3


  Mortgage loans on real estate owned by limited
     partnerships in which the partnership has an investment      S-4 - S-6

                 [LETTERHEAD OF HABIF, AROGETI & WYNNE, P.C.]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
AFC-Low Income Housing Credit Partners - I
  Investment in Affordable Housing



We have audited the balance sheets of AFC-LOW INCOME HOUSING CREDIT PARTNERS - I INVESTMENT IN AFFORDABLE HOUSING [a California Limited Partnership] as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity [deficit], and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, which statements reflect total assets constituting 58% of total assets as of December 31, 1995 and 1994, and total losses constituting 40%, 45%, and 100% for the years ended December 31, 1995, 1994, and 1993, respectively, of the combined totals of the limited partnerships in all years presented. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in Note 2, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

                   INDEPENDENT AUDITORS' REPORT [CONTINUED]



In our opinion, based on our audits and the report of other auditors, the financial statements present fairly, in all material respects, the financial position of AFC-LOW INCOME HOUSING CREDIT PARTNERS - I INVESTMENT IN AFFORDABLE HOUSING as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Habif, Arogeti & Wynne, P.C.]
Atlanta, Georgia

February 16, 1996, except for the last paragraph on Page F-11 and Note 5 as to which the date is December 6, 1996.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------

BALANCE SHEETS
DECEMBER 31, 1995  AND 1994
--------------------------------------------------------------------------------

ASSETS
------

                                                     1 9 9 5      1 9 9 4
                                                    ---------    ---------

Cash                                               $       71   $       91
Investments in limited partnerships, equity
  method (Note 2)                                   3,064,807    4,161,253
Due from general partner (Note 3)                      73,259       90,959
Due from Coliseo Housing Partnership (Note 3)          17,100          -0-
                                                    ---------    ---------

TOTAL                                              $3,155,237   $4,252,303
                                                    =========    =========



LIABILITIES AND PARTNERS' EQUITY
--------------------------------



LIABILITIES:
Accounts payable                                   $   17,245   $   77,037


CONTINGENCIES (NOTE 5)


PARTNERS' EQUITY                                    3,137,992    4,175,266
                                                    ---------    ---------



TOTAL                                              $3,155,237   $4,252,303
                                                    =========    =========


See auditors' report and notes to financial statements.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------



                                 1 9 9 5           1 9 9 4           1 9 9 3
                                ---------         ---------         ---------

REVENUE:
Interest                       $       -0-       $        15      $        29
Miscellaneous                       40,042               -0-              -0-

EXPENSES:
Miscellaneous                       18,970            12,954           58,343
                                 ---------         ---------        ---------



INCOME [LOSS] FROM OPERATIONS       21,072        [   12,939]      [   58,314]



EQUITY IN LOSSES OF LIMITED
  PARTNERSHIPS (NOTE 2)         [1,058,346]       [  982,544]      [1,049,521]
                                 ---------         ---------        ---------



NET LOSS                       $[1,037,274]      $[  995,483]     $[1,107,835]
                                 =========         =========        =========


See auditors' report and notes to financial statements.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------

STATEMENTS OF CHANGES IN PARTNERS' EQUITY [DEFICIT]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------


                                                  Limited        General
                                    Total         Partners       Partners
                                  ---------      ----------     ----------
Partnership interest                100%             99%             1%
                                    ===              ==              =



Balances - December 31, 1992    $ 6,278,584     $ 6,313,125      $[34,541]



Net loss - 1993                  [1,107,835]     [1,096,757]      [11,078]
                                  ---------       ---------        ------



Balances - December 31, 1993      5,170,749       5,216,368       [45,619]



Net loss - 1994                  [  995,483]     [  985,528]      [ 9,955]
                                  ---------       ---------        ------



Balances - December 31, 1994      4,175,266       4,230,840       [55,574]



Net loss - 1995                  [1,037,274]     [1,026,901]      [10,373]
                                  ---------       ---------        ------



Balances - December 31, 1995    $ 3,137,992     $ 3,203,939      $[65,947]
                                  =========       =========        ======


See auditors' report and notes to financial statements.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------
INCREASE (DECREASE) IN CASH


                                                              1 9 9 5        1 9 9 4        1 9 9 3
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $[1,037,274]    $[995,483]    $[1,107,835]
                                                              ---------       -------       ---------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
     Equity in losses of limited
       partnerships                                           1,058,346       982,544       1,049,521
     Increase (Decrease) in accounts
       payable                                               [   59,792]     [ 12,144]         15,823
                                                              ---------       -------       ---------

          Total adjustments                                     998,554       970,400       1,065,344
                                                              ---------       -------       ---------

            Net cash provided by
               (used in) operating
               activities                                    [   38,720]     [ 25,083]     [   42,491]
                                                              ---------       -------       ---------



CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to Coliseo Housing Partnership                       [   17,100]          -0-             -0-
Partnership distributions received                               38,100           -0-             -0-
                                                              ---------       -------       ---------

     Net cash provided by investing
       activities                                                21,000           -0-             -0-
                                                              ---------       -------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from general partners                                   17,700        25,000          39,419
                                                              ---------       -------       ---------


NET DECREASE IN CASH                                         [       20]     [     83]     [    3,072]


CASH, BEGINNING OF YEAR                                              91           174           3,246
                                                              ---------       -------       ---------


CASH, END OF YEAR                                           $        71     $      91     $       174
                                                              =========       =======       =========


See auditors' report and notes to financial statements.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - AFC-LOW INCOME HOUSING CREDIT PARTNERS - I INVESTMENT IN
     ------------
     AFFORDABLE HOUSING, A California Limited Partnership [the Partnership], was formed on July 28, 1987. The general partners are A. Bruce Rozet, an individual, and AFC Capital Corporation, a Delaware corporation, each having contributed $2,500 and owning 5 partnership interests. Through January 15, 1990, the Partnership offered partnership interests, at $500 per interest, to limited partners through public offering. As of December 31, 1995, 1994, and 1993, the Partnership had received subscriptions for 24,065, 24,065, and 24,065 partnership interests, respectively. The Partnership exceeded the minimum offering of 2,000 partnership interests in 1988, which resulted in the subscription proceeds being released from the escrow account to the Partnership. As a result of certain actions taken by HUD, the Partnership ceased offering partnership interests as of January 15, 1990.

     In accordance with the Agreement of Limited Partnership, profits, losses, and low-income housing tax credits are allocated 99% to the limited partners and 1% to the general partners. Profits from the sale or refinancing of the projects are allocated 90% to the limited partners and 10% to the general partners, after the limited partners have received their capital contributions plus a preferred return.

     The accompanying financial statements include only the assets, liabilities, and results of operations which relate to the Partnership, and not those attributable to the partners' individual activities.

     Line of Business - The Partnership is primarily engaged in investing in
     ----------------
     limited partnerships that own and operate government assisted multi-family residential rental projects. Each of the projects qualifies for the low-income housing tax credit under Section 42 of the Internal Revenue Code of 1986, as amended. Certain partners, including a general partner, of the limited partnerships in which the Partnership has invested are affiliates of the general partners of the Partnership.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------

NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

     Investments in Limited Partnerships - The Partnership owns limited
     -----------------------------------
     partnership interests in three operating limited partnerships with ownership interests, as of December 31, 1995, varying from 14.058% to 95%. An Partnership is using the equity method to account for its investments in those limited partnerships. The operating limited partnerships are not being consolidated because control of those limited partnerships is under the general partner. On May 25, 1993, the Partnership's investment in the Germano Partnership was diluted from a 96% interest to an effective 14.058% interest. The Company is using the equity method to account for its investment in the Germano Partnership due to its continued influence in the Partnership.

     Public Offering Expenses - These expenses have been recorded as a direct
     ------------------------
     reduction to the capital accounts of the limited partners.

     Income Taxes - No provision has been made for income taxes in the
     ------------
     accompanying financial statements since such taxes, if any, are the liability of the individual partners.

2.   INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership owns partnership interests in the following limited partnerships at December 31, 1995, each of which owns, and is either operating or in process of rehabilitating a multi-family residential rental project.

                                                                   Percentage
          Limited Partnerships                                      Interest
          --------------------                                    ------------
          Germano Investment Limited Partnership (Germano LP)           99%
            [an effective 14.058% in United - Germano -
             Milligate Limited Partnership (Germano)]
          United - Stinson Limited Partnership (Stinson)                95%
          Coliseo Housing Partnership (Coliseo)                       67.9%

     The projects owned by the limited partnerships are regulated by the United States Department of Housing and Urban Development (HUD) or a state agency as to rent charges and operating methods. The regulatory agreements require monthly payments to escrow funds to be used for replacement of major items, and limit annual distributions to the owners to "surplus cash" available at the end of each year. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide "surplus cash" in excess of current requirements. The projects must deposit all "surplus cash" in excess of the cumulative allowable distributions into a residual receipts reserve. This reserve is under the control of the mortgagee and disbursements must be approved by HUD or the state agency.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     As a limited partner, the Partnership is entitled to the percentage of profits, losses, and low-income housing tax credits specified above and varying lessor percentages of the proceeds from the sale or refinancing of the projects of each limited partnership in which it has invested. The balance of such items is generally allocated to the affiliated general partners of the operating partnerships.

     Germano - The project owned by Germano was purchased on December 30, 1988
     -------
     from a partnership whose general partner is related to the general partner of Germano.

     During 1992, the original general partner of Germano (an affiliate of the general partners) withdrew as general partner and a new, unaffiliated general partner, Chicago Community Development Corporation ("CCDC"), was admitted as a substitute general partner. The former general partner had its interest in Germano reduced so that CCDC could be admitted as a partner. A request for TPA approval and an application for a Flex Loan were prepared and submitted by CCDC.

     In September, 1992, HUD ceased making the Section 8 rental assistance payments due to Germano under its Housing Assistance Payments Contract ("HAP Contract") with HUD. As a result of this loss of revenue, Germano defaulted on its payments under the Germano property mortgage. The mortgage lender then assigned the mortgage to HUD, a preliminary action in the process of foreclosing a HUD-insured mortgage.

     In January, 1993, CCDC, Germano, the Germano-Millgate Tenants' Association, and a resident of the Germano Property initiated an action against certain HUD officials in the United States District Court for the Northern District of Illinois.

     On February 12, 1993, the District Court ordered that the Secretary of Housing and Urban Development and all of HUD's agents and officials (a) are restrained from refusing to make the Section 8 payments due to the Germano Partnership under the HAP Contract; (b) are restrained from further implementing the assignment of the mortgage or initiating or continuing any foreclosure action; and (c) were ordered to make all necessary preparations to be in a position to close on the TPA and Flex Loan applications of CCDC. The Germano Partnership was ordered to make its regular monthly mortgage payments as they become due, but only to the extent of any payments received from HUD under the HAP Contract.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     On March 18, 1993, the court dismissed the action in anticipation of timely HUD action to reinstate the HAP Contract and to process the TPA and Flex Loan applications filed by CCDC.

     On May 25, 1993 the FOURTH REVISED SIXTH AMENDMENT OF THE CERTIFICATE AND AGREEMENT OF THE LIMITED PARTNERSHIP of United-Germano-Millgate Limited Partnership, transferred all of the Partnership's rights, title, and its 96% interest in the Germano partnership for a 99% limited partnership interest in a newly-formed partnership, Germano Investment Limited Partnership [Germano LP]. The general partner of Germano LP is CCDC. The sole asset of Germano LP is a 14.2% interest in the original Germano Partnership. The ownership of the Germano partnership after the transfer of interest was as follows: CCDC, a 1% general partner; Germano Investment LP, a 14.2% limited partner; and CCDC, an 84.8% limited partner. HUD gave preliminary approval to a Management Improvement and Operating (MIO) Plan in conjunction with the transfer of ownership application which provided for the admission of CCDC. The MIO Plan provided for a complete rehabilitation of the project at a total cost of approximately $8.6 million to be financed with $4,613,112 in borrowings from HUD's Flexible Subsidy Program, $500,000 in borrowings from the Illinois Housing Development Authority (IHDA), and the balance in owner contributions. On October 15, 1993, a new limited partner was admitted to the Germano Partnership and received the 84.8% limited partnership interest held by CCDC for $4,588,600.

     Due primarily to vacancies resulting from the rehabilitation of the project, Germano fell behind in making mortgage payments during 1994. During 1996, the mortgage was brought current.

     Stinson - The Partnership became a partner in Stinson on November 1, 1988.
     -------

     Coliseo - The Partnership became a partner in Coliseo on August 31, 1989.
     -------
     The project is located on approximately 2.5 acres of land owned by and leased from the Community Redevelopment Agency of the City of Los Angeles
     (CRA). The Partnership has entered into a long-term lease agreement with CRA, expiring May, 2040, with an option to extend the lease for an additional 49 years. The lease provides for annual lease payments equal to 10% of "residual receipts" (defined as gross rental income less reasonable operating costs and reserves and service on debt) increasing to 30% of "residual receipts" after the loan from CRA has been paid in full. Lease payments commence one year after the completion of construction. As of December 31, 1995, total payments due to the CRA under the long-term lease agreement totaled $42,347.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     The Partnership has entered into a Disposition and Development Agreement
     (DDA) with the CRA which imposes substantial restrictions on the development, use, and operation of the property, and entitles the Partnership to permanent subordinated loan financing from CRA. The DDA provides that in the event the Partnership fails to meet its material obligations, including its obligations to make scheduled lease and loan payments, and to rent to qualified tenants, the CRA may terminate the lease and take possession of the property. In the event the project is sold or refinanced, the CRA is additionally entitled to 50% of net sale or refinancing proceeds. It was originally intended for the Partnership to have a 97% interest in Coliseo. However, due to insufficient funds available to the Partnership, in 1990, the general partners located another affiliated limited partnership to acquire a 29.1% interest in Coliseo.

     As of December 31, 1995, Coliseo was in default of its loan agreement with SAMCO, the mortgage holder, due to non-payment of the required replacement reserve deposits totalling approximately $75,000. Management for Coliseo obtained a waiver from SAMCO with respect to the default. In addition, during 1996, the CRA performed a review to determine compliance with the terms of the DDA. As a result of its review, management was changed from TBG Management, a division of the Bedford Group, a general partner of Coliseo, to an unrelated management agent. The CRA disagreed with the way management had been calculating residual receipts payments relating to the pay-down of the accrued interest on the second mortgage and whether an amount was due for the long-term ground lease. The principal difference between the CRA's calculation and management's calculation related to whether interest on the partner loan was an allowable expense. The CRA position was that the partner loan interest was not an allowable expense, and, during 1996, it issued a Notice of Default and Election to Sell Under Deed of Trust. On December 6, 1996, the CRA rescinded the Notice of Default and Election to Sell Under the Deed of Trust; however, it did not waive the requirement for payment due under the DDA. The CRA and management are in the process of resolving the issue relating to the payment of approximately $42,000 due under the long-term ground lease and approximately $106,000 due relating to accrued interest.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     The following is a summary of the investments in limited partnerships in which the Partnership has an equity interest:

                                        1 9 9 5        1 9 9 4       1 9 9 3
                                      -----------    -----------   -----------
     Balances, beginning of year      $ 4,161,253    $ 5,143,797   $ 6,193,318

     Partnership distributions
        received                       [   38,100]           -0-           -0-

     Equity in net losses of
        limited partnerships:
        Net losses                     [1,058,346]    [  982,544]   [1,049,521]
                                        ---------      ---------     ---------
     Balances, end of year            $ 3,064,807    $ 4,161,253   $ 5,143,797
                                        =========      =========    ==========

     Summarized balance sheets and statements of operations for the operating limited partnerships in which the Partnership has an equity interest are presented hereafter.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

                                                            December 31,
                                                      -------------------------
ASSETS
------
                                                        1 9 9 5       1 9 9 4
                                                      -----------   -----------
 Property and equipment, at cost:
  Buildings, equipment, and furnishings               $40,247,748   $39,479,542
  Less accumulated depreciation                         7,798,095     6,170,208
                                                       ----------    ----------
                                                       32,449,653    33,309,334
 Land                                                   1,180,000     1,180,000
                                                       ----------    ----------
                                                       33,629,653    34,489,334
 Cash                                                     375,163       496,803
 Restricted assets                                        927,700     1,228,659
 Other assets                                           1,996,667     2,157,819
                                                       ----------    ----------

 TOTAL                                                $36,929,183   $38,372,615
                                                       ==========    ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

LIABILITIES:
 Mortgages payable                                    $25,440,200   $25,760,712
 Other liabilities                                      4,102,673     3,907,831
                                                       ----------    ----------

     Total liabilities                                 29,542,873    29,668,543
                                                       ----------    ----------

PARTNERS' EQUITY:
 General partners and other limited partners            4,321,503     4,542,819
 Limited partner (Partnership)                          3,064,807     4,161,253
                                                       ----------    ----------

     Total partners' equity                             7,386,310     8,704,072
                                                       ----------    ----------

 TOTAL                                                $36,929,183   $38,372,615
                                                       ==========    ==========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     Also, for financial statement purposes, when the carrying value of the investment has been reduced to zero, the Partnership discontinues recognizing its share of the limited partnership's losses.

     The following is a schedule, by years, of the future maturities of the mortgages payable of the operating limited partnerships:

          Years Ending
          December 31,
          ------------
            1996                             $   435,067
            1997                                 285,127
            1998                                 307,153
            1999                                 330,890
            2000                                 356,473
            Thereafter                        23,725,490
                                              ----------

                                             $25,440,200
                                              ==========

COMBINED STATEMENTS OF OPERATIONS
---------------------------------

                            1 9 9 5        1 9 9 4        1 9 9 3
                          -----------    -----------   ------------
REVENUES:
Rental                    $ 4,241,905    $ 3,690,911    $ 3,598,253
Other                          65,697         58,375         68,664
                           ----------     ----------     ----------

                            4,307,602      3,749,286      3,666,917
                           ----------     ----------     ----------
EXPENSES:
Operating                   3,008,834      2,630,055      2,820,119
Depreciation                1,627,887      1,483,202      1,211,428
Interest                    1,958,631      1,523,078      1,368,905
                           ----------     ----------     ----------

                            6,595,352      5,636,335      5,400,452
                           ----------     ----------     ----------

NET LOSSES                $[2,287,750]   $[1,887,049]   $[1,733,535]
                           ==========     ==========     ==========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     COMBINED STATEMENTS OF OPERATIONS [CONTINUED]
     ---------------------------------

                                        1 9 9 5        1 9 9 4        1 9 9 3
                                      -----------    -----------    -----------
Allocation of net losses:
 General partners and
  other limited partners              $[1,103,437]   $[  923,092]   $[  665,428]
 Limited partners (Partnership)        [1,184,313]    [  963,957]    [1,068,107]
                                        ---------      ---------      ---------

                                      $[2,287,750]   $[1,887,049]   $[1,733,535]
                                        =========      =========      =========

Partnership's share of net
 losses                               $[1,184,313]   $[  963,957]   $[1,068,107]

Losses in excess of basis for
 Stinson                                  125,967            -0-            -0-

Other net losses recognized                   -0-     [   18,587]        18,586
                                        ---------      ---------      ---------

Equity in net losses of limited
 partnerships recognized              $[1,058,346]   $[  982,544]   $[1,049,521]
                                        =========      =========      =========

3.   RELATED PARTY TRANSACTIONS

     Reimbursement of Offering, Selling, and Organizational Expenses - The
     ---------------------------------------------------------------
     general partners and their affiliates were paid for their actual expenses incurred in connection with the public offering and organization of the operating partnerships. The general partners reimbursed the Partnership to the extent that the combination of these expenses and dealer allowances (which is paid to unaffiliated dealers) exceeded 15% of the gross proceeds. The amount reimbursable to the Partnership and included in due from general partner at December 31, 1995 and 1994, is $73,259 and $90,959,
     respectively.

     Due from Coliseo Housing Partnership:
     ------------------------------------

     During the year ended December 31, 1995, the Partnership advanced Coliseo $17,100 to cover operating costs. As of December 31, 1995, $17,100 is receivable from Coliseo and is to be repaid when funds are available.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------


3.   RELATED PARTY TRANSACTIONS [CONTINUED]

     Acquisition Fees, Development Fees, or Real Estate Commissions - For
     --------------------------------------------------------------
     services in connection with the acquisition of projects, an affiliated general partner of Stinson received acquisition fees of $153,964 from that partnership. An affiliate of the general partners of Coliseo and Germano received development fees of $1,688,476 and $425,000, respectively, from those partnerships.

     During the year ended December 31, 1995, Germano paid fees to an unaffiliated general partner totaling $882,209 for development, construction management and professional services relating to the Project's rehabilitation. In addition, the unaffiliated general partner was paid $19,939 in 1995 for professional, administration and processing fees relating to a property tax refund collected by the Project in 1995. The amount of the fees equaled 25% of the refund amount and was incurred pursuant to a 1992 contract with the general partner executed prior to the date it became general partner.

     Asset Management Fee - For services to be rendered to the operating
     --------------------
     partnerships, the affiliate general partners of the operating partnership will generally receive an annual asset management fee equal to one-half of one percent of the invested assets. This will be paid by the operating partnerships solely from capital contributions or "surplus cash," as defined in the regulatory agreement. In 1993, the affiliated general partner of Stinson received an asset management fee of $50,000.

     General Contractor and Development Incentive Fees - An unaffiliated general
     -------------------------------------------------
     partner of Coliseo earned approximately $958,000 for serving as the general contractor for the project. This amount represented the difference between the fixed contract price of $11,395,000 and the amount of the actual cost of construction. Additionally, another unaffiliated general partner of Coliseo received a general contractor fee of $405,000 from Coliseo.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------


3.   RELATED PARTY TRANSACTIONS [CONTINUED]

     Other Project Fees - To the extent that annual project needs are satisfied,
     ------------------
     the general partner of the operating partnerships is entitled to receive additional annual fees, payable solely from capital contributions or "surplus cash," in an amount determined by the general partner. To date, no such fees have been charged to the limited partnerships.

     Disposition Fees - The general partners and their affiliates are entitled
     ----------------
     to disposition fees equal to the lesser of one-half of the competitive rate or 3% of the gross sales proceeds of the projects or interests in the operating partnerships. Payments of such fees will be made only after the limited partners have been returned their capital contributions plus a preferred return. Disposition fees and all other commissions payable to unaffiliated and affiliated parties shall not, in the aggregate, exceed the lesser of the competitive rate or 6% of the sales price. To date, no such fees have been incurred.

     Management Fees - An unaffiliated general partner of Coliseo received
     ---------------
     project management fees of approximately $53,000 for 1995 and 1994.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------


4.   INCOME TAXES

     The following is a reconciliation between the net loss per the financial statements and the net loss for federal income tax purposes:

                                           1 9 9 5        1 9 9 4        1 9 9 3
                                         -----------   ------------   ------------
     Net loss, financial statement
      basis                             $[1,037,274]   $[  995,483]   $[1,107,835]

     Share of equity in losses of
      limited partnerships for tax
      purposes not recognized for
      financial statement purposes       [  186,461]    [  170,260]    [  308,471]

     Share of equity in losses of
      limited partnerships not
      recognized for financial
      statement purposes (Stinson)       [  125,967]             -              -


     Other                               [   48,796]        90,482         12,000
                                          ---------      ---------      ---------


     Net loss, federal income tax
      basis                             $[1,398,498]   $[1,075,261]   $[1,404,306]
                                          =========      =========      =========


     Allocation of tax basis net loss,
      based on percentage interests:
       General partners                 $[   13,985]   $[   10,753]   $[   14,043]
       Limited partners                  [1,384,513]    [1,064,508]    [1,390,263]
                                          ---------      ---------      ---------
                                        $[1,398,498]   $[1,075,261]   $[1,404,306]
                                          =========      =========      =========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------

4.   INCOME TAXES [CONTINUED]

     The following is a reconciliation between the partners' equity per the financial statements and the partners' equity [deficit] for federal income tax purposes:

                                      1 9 9 5       1 9 9 4       1 9 9 3
                                     ---------     ---------     ---------
Partners' equity, financial
 statement basis                    $ 3,137,992   $ 4,175,266   $ 5,170,749

Cumulative public offering
 expenses recognized as a
 direct reduction to the
 capital accounts of the
 limited partners for finan-
 cial statement purposes and
 capitalized for tax purposes         1,804,888     1,804,888     1,804,888

Cumulative share of equity in
 losses of limited partner-
 ship note recognized for
 financial statement purposes
 [Stinson]                           [  125,967]            -             -

Cumulative share of equity in
 gains [losses] of limited
 partnerships for tax purposes
 not recognized for financial
 statement purposes                  [  240,923]   [   54,462]      115,798

Other                                    17,427        66,223    [   24,259]
                                      ---------     ---------     ---------

Partners' equity, federal
 income tax basis                   $ 4,593,417   $ 5,991,915   $ 7,067,176
                                      =========     =========     =========

Allocation of tax basis
 partners' equity [deficit]:
  General Partners                  $[   69,443]  $[   55,458]  $[   44,705]
  Limited partners                    4,662,860     6,047,373     7,111,881
                                      ---------     ---------     ---------

                                    $ 4,593,417   $ 5,991,915   $ 7,067,176
                                      =========     =========     =========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------



5.   CONTINGENCIES

     As noted in Note 2 on Page F-11, Coliseo is in default of its second mortgage with the CRA. During 1996, the CRA issued a Notice of Default and Election to Sell Under Deed of Trust. On December 6, 1996, the CRA canceled the Notice of Default but did not waive the requirement for payment of approximately $26,000, which is due under the long-term lease, and approximately $130,000 which is due for interest on the second mortgage. Management does not believe that this will have any impact on the financial position of the Partnership or Coliseo.

                 [LETTERHEAD OF HABIF, AROGETI & WYNNE, P.C.]



                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES



To the Partners
AFC-Low Income Housing Credit Partners - I
   Investment in Affordable Housing



In connection with our audits of the financial statements of AFC-LOW INCOME HOUSING CREDIT PARTNERS - I INVESTMENT IN AFFORDABLE HOUSING referred to in our report dated February 16, 1996, which is included in Part II of this Form 10-K, we did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets of 58% as of December 31, 1995 and 1994, and total losses of 40%, 45%, and 100% for the years ended December 31, 1995, 1994 and 1993, respectively, of the combined totals of the limited partnerships. Such statements were audited by other auditors, whose reports thereon have been furnished to us. Insofar as the information presented on Schedules III and IV, as of December 31, 1995, 1994, and 1993, relates to these limited partnerships, our opinion is based solely upon the reports of other auditors. In our opinion, based on our audits and the reports of other auditors, these schedules present fairly, in all material respects, the information required to be set forth therein.


/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

February 16, 1996, except for the last paragraph at Page F-11 and Note 5 as to which the date is December 6, 1996.

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
      INVESTMENT IN AFFORDABLE HOUSING, A CALIFORNIA LIMITED PARTNERSHIP
                  REAL ESTATE AND ACCUMULATED DEPRECIATION OF
        LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                                                                     Costs Capitalized
                                                                       Initial Cost To                  Subsequent
                                                                     Operating Partnership            To Acquisition
                                                                     ---------------------      ---------------------------
                                                                             Buildings,
                                       Type of                               Equipment,                            Carrying
   Description/Location                Property   Encumbrances      Land     Furnishings          Improvements      Costs
--------------------------            ----------  ------------   ----------  -----------        ---------------------------

Year Ended December 31, 1995
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 Apartments   $10,939,539  $  580,000   $ 7,671,072          $ 9,981,536      $    -0-
 United-Stinson, L.P.,
    Chester, Pennsylvania             Apartments     5,439,437     600,000     5,643,571              737,482           -0-
 Coliseo Housing Partnership
    Los Angeles, California           Apartments     9,061,224         -0-           -0-           16,214,087       170,524
                                                   -----------  ----------   -----------          -----------      --------

                                                   $25,440,200  $1,180,000   $13,314,643          $26,933,105      $170,524
                                                   ===========  ==========   ===========          ===========      ========

Year Ended December 31, 1994
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 Apartments   $11,157,397  $  580,000   $ 7,671,072          $ 9,351,381      $    -0-
 United-Stinson, L.P.,
    Chester, Pennsylvania             Apartments     5,506,758     600,000     5,643,571              605,690           -0-
 Coliseo Housing Partnership
    Los Angeles, California           Apartments     9,096,557         -0-           -0-           16,037,304       170,524
                                                   -----------  ----------   -----------          -----------      --------

                                                   $25,760,712  $1,180,000   $13,314,643          $25,994,375      $170,524
                                                   ===========  ==========   ===========          ===========      ========

Year Ended December 31, 1993
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 Apartments   $ 9,686,052  $  580,000   $ 7,671,072          $ 4,639,178      $    -0-
 United-Stinson, L.P.,
    Chester, Pennsylvania             Apartments     5,569,184     600,000     5,643,571              405,486           -0-
 Coliseo Housing Partnership
    Los Angeles, California           Apartments     9,141,019         -0-           -0-           16,030,156       170,524
                                                   -----------  ----------   -----------          -----------      --------

                                                   $24,396,255  $1,180,000   $13,314,643          $21,074,820      $170,524
                                                   ===========  ==========   ===========          ===========      ========


                                          Gross Amount At Which Carried
                                                 At Close of Year
                                      -------------------------------------
                                                                                                                        Life Upon
                                                                                                                          Which
                                                                                                                       Depreciation
                                                                                                                        In Latest
                                                  Buildings                                                               Income
                                                  Equipment,                                                           Statement is
                                                  Furnishings,                Accumulated       Date of       Date       Computed
   Description/Location                  Land     Construction      Total     Depreciation   Construction   Acquired      [Years]
--------------------------            ----------  ------------   -----------  ------------   ------------   --------   ------------
Year Ended December 31, 1995
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 $  580,000   $17,652,608   $18,232,608   $3,048,353        1972        12/88         5 - 25
 United-Stinson, L.P.,
    Chester, Pennsylvania                600,000     6,381,053     6,981,053    2,005,151        1978        11/88         7 - 27.5
 Coliseo Housing Partnership
    Los Angeles, California                  -0-    16,214,087    16,214,087    2,744,591        1991        12/88         5 - 40
                                      ----------   -----------   -----------   ----------

                                      $1,180,000   $40,247,748   $41,427,748   $7,798,095
                                      ==========   ===========   ===========   ==========

Year Ended December 31, 1994
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 $  580,000   $17,022,453   $17,602,453   $2,323,057        1972        12/88         5 - 25
 United-Stinson, L.P.,
    Chester, Pennsylvania                600,000     6,249,261     6,849,261    1,682,293        1978        11/88         7 - 27.5
 Coliseo Housing Partnership
    Los Angeles, California                  -0-    16,207,828    16,207,828    2,164,858        1991        12/88         5 - 25
                                      ----------   -----------   -----------   ----------

                                      $1,180,000   $39,479,542   $40,659,542   $6,170,208
                                      ==========   ===========   ===========   ==========

Year Ended December 31, 1993
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 $  580,000   $12,310,250   $12,890,250   $1,795,863        1972        12/88         5 - 25
 United-Stinson, L.P.,
    Chester, Pennsylvania                600,000     6,049,057     6,649,057    1,377,652        1978        11/88         7 - 27.5
 Coliseo Housing Partnership
    Los Angeles, California                  -0-    16,200,680   `16,200,680    1,586,215        1991        12/88         5 - 25
                                      ----------   -----------   -----------   ----------

                                      $1,180,000   $34,559,987   $35,739,987   $4,759,730
                                      ==========   ===========   ===========   ==========

 See Auditors' Report on Supplementary Information and Accompanying Notes to
                                   Schedule

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                       INVESTMENT IN AFFORDABLE HOUSING,
                       A CALIFORNIA LIMITED PARTNERSHIP
                     NOTES TO REAL ESTATE AND ACCUMULATED
         DEPRECIATION OF LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP
                               HAS AN INVESTMENT
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



1. Each limited partnership owns and operates a multi-family, HUD, or state regulated residential housing project.

2. The aggregate cost of the land for federal income tax purposes at December 31, 1995, 1994, and 1993 is $1,100,000, $1,100,000, and $1,100,000,
   respectively, and the aggregate cost of buildings and improvements and construction in progress for federal income tax purposes at December 31, 1995, 1994, and 1993 is $41,230,677, $40,439,106, and $35,280,219,
   respectively. The total of the above mentioned items at December 31, 1995, 1994, and 1993 is $42,330,677, $41,539,106, and $36,380,219, respectively.

3. Investments in property and equipment:

      Balance, December 31, 1992                           $31,981,674
                                                           -----------

      Additions during year:
        Construction in progress                             3,668,081
        Improvements                                            90,232
                                                           -----------
                                                             3,758,313
                                                           -----------

      Balance, December 31, 1993                            35,739,987

      Additions during year:
        Improvements                                         4,919,555
                                                           -----------

      Balances, December 31, 1994                           40,659,542

      Additions during year:
        Improvements                                           768,206
                                                           -----------

      Balance, December 31, 1995                           $41,427,748
                                                           ===========

4. Accumulated depreciation:

      Balance, December 31, 1992                           $ 3,548,302

      Depreciation charged to expense during the year        1,211,428
                                                           -----------

      Balance, December 31, 1993                             4,759,730

      Depreciation charged to expense during the year        1,410,478
                                                           -----------

      Balance, December 31, 1994                             6,170,208

      Depreciation charged to expense during the year        1,627,887
                                                           -----------

      Balance, December 31, 1995                           $ 7,798,095
                                                           ===========


               See Auditors' Report on Supplementary Information

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
      INVESTMENT IN AFFORDABLE HOUSING, A CALIFORNIA LIMITED PARTNERSHIP
                    MORTGAGE LOANS ON REAL ESTATE OWNED BY
        LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                             Final
                                           Interest         Maturity
       Description                          Rate %            Date
----------------------------              ---------       -------------
Year Ended December 31, 1995
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       7.00%        October, 2014
  United Stinson, L.P.
     Chester, Pennsylvania                   7.84            July, 2018
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                   9.45         October, 2003
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  Coliseo Housing Partnership
     Los Angeles, California                 9.45           April, 2032
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       6.53         October, 2014

Year Ended December 31, 1994
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       7.00%        October, 2014
  United Stinson, L.P.
     Chester, Pennsylvania                   7.84            July, 2018
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                   9.45         October, 2003
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  Coliseo Housing Partnership
     Los Angeles, California                 9.45           April, 2032
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       6.53         October, 2014

Year Ended December 31, 1993
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       7.00%        October, 2014
  United Stinson, L.P.
     Chester, Pennsylvania                   7.84            July, 2018
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                   9.45         October, 2003
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  Coliseo Housing Partnership
     Los Angeles, California                 9.45           April, 2032
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       6.53    Construction Loans


                                    Payments Monthly      Original Face    Carrying     Principal Amount of
                                      To Maturity           Amount of      Amount of      Loans Subject to
       Description                  (Net of Subsidy)        Mortgage       Mortgage     Delinquent Principal
----------------------------        ----------------      -------------   -----------   --------------------
Year Ended December 31, 1995
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                   $16,226            $ 7,222,700   $ 5,826,427               $170,378
  United Stinson, L.P.
     Chester, Pennsylvania                33,245              4,840,000     4,162,533                    -0-
                                                                          -----------               --------
                                                                            9,988,960                170,378
                                                                          -----------               --------
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                 3,227              1,276,904     1,276,904                    -0-
  Coliseo Housing Partnership
     Los Angeles, California              26,914              3,500,000     3,364,224                    -0-
  Coliseo Housing Partnership
     Los Angeles, California                 -0-              3,954,000     3,954,000                    -0-
  Coliseo Housing Partnership
     Los Angeles, California              13,403              1,743,000     1,743,000                    -0-
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       -0-              5,113,112     5,113,112                    -0-
                                         -------            -----------   -----------               --------
                                                                           15,451,240                    -0-
                                                                          -----------               --------
                                         $93,015            $27,649,716   $25,440,200               $170,378
                                         =======            ===========   ===========               ========

Year Ended December 31, 1994
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                   $16,226            $ 7,222,700   $ 6,044,285               $248,197
  United Stinson, L.P.
     Chester, Pennsylvania                33,245              4,840,000     4,229,854                    -0-
                                                                          -----------               --------
                                                                           10,274,139                248,197
                                                                          -----------               --------
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                 3,227              1,276,904     1,276,904                    -0-
  Coliseo Housing Partnership
     Los Angeles, California              26,914              3,500,000     3,399,557                    -0-
  Coliseo Housing Partnership
     Los Angeles, California                 -0-              3,954,000     3,954,000                    -0-
  Coliseo Housing Partnership
     Los Angeles, California              13,403              1,743,000     1,743,000                    -0-
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       -0-              5,113,112     5,113,112                    -0-
                                         -------            -----------   -----------               --------
                                                                           15,486,573                    -0-
                                                                          -----------               --------
                                         $93,015            $27,649,716   $25,760,712               $248,197
                                         =======            ===========   ===========               ========

Year Ended December 31, 1993
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                   $16,226            $ 7,222,700   $ 6,055,049               $    -0-
  United Stinson, L.P.
     Chester, Pennsylvania                33,245              4,840,000     4,292,280                    -0-
                                                                          -----------               --------
                                                                           10,347,329                    -0-
                                                                          -----------               --------
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                 3,227              1,276,904     1,276,904                    -0-
  Coliseo Housing Partnership
     Los Angeles, California              26,914              3,500,000     3,444,019                    -0-
  Coliseo Housing Partnership
     Los Angeles, California                 -0-              3,954,000     3,954,000                    -0-
  Coliseo Housing Partnership
     Los Angeles, California              13,403              1,743,000     1,743,000                    -0-
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       -0-              3,631,003     3,631,003                    -0-
                                         -------            -----------   -----------               --------
                                                                           14,048,926                    -0-
                                                                          -----------               --------
                                         $93,015            $26,167,607   $24,396,255               $    -0-
                                         =======            ===========   ===========               ========

               See Auditors' Report on Supplementary Information
                      and Accompanying Notes To Schedule

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                      INVESTMENTS IN AFFORDABLE HOUSING,
                       A CALIFORNIA LIMITED PARTNERSHIP
                    NOTES TO MORTGAGE LOANS ON REAL ESTATE
            OWNED BY LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP
                               HAS AN INVESTMENT
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


1. Each limited partnership in which the Partnership has an investment owns an apartment project financed with a mortgage held by a government agency.

2. The total Federal income tax basis is the same as the carrying amounts in
   Schedule IV.

3. Reconciliation of mortgages:

      Balance, December 31, 1992                         $20,863,542
      Payments of principal during year                      [98,290]
      Construction loan proceeds                           3,631,003
                                                         -----------
      Balance, December 31, 1993                          24,396,255
      Construction loan proceeds                           1,482,109
      Payments of principal during year                     [117,652]
                                                         -----------
      Balance, December 31, 1994                          25,760,712
      Payments of principal during year                     [320,512]
                                                         -----------

      Balance, December 31, 1995                         $25,440,200
                                                         ===========

4. The Coliseo mortgage in the original face amount of $3,954,000 is payable to the Community Redevelopment Agency of the City of Los Angeles. It bears interest at 9.45%, payable over 40 years. It is payable only out of 50% of available "residual receipts." In the event there are not adequate "residual receipts" to make principal and interest payments on the loan, unpaid amounts will accrue for payment at maturity or upon a sale or refinancing of the project, whichever occurs first. As of December 31, 1995, $129,754 is currently due to the CRA for interest payments as defined. Accrued interest at December 31, 1995, 1994, and 1993, totaled $1,690,140, $1,316,487, and
   $942,834, respectively.

5. The Coliseo mortgage in the original face amount of $1,743,000 is payable to the general partner of Coliseo. As of December 31, 1995, 1994 and 1993, accrued interest totaled $228,000, $120,000 and $42,000, respectively.

6. The Stinson mortgage in the original face amount of $1,276,904 accrues interest at 9.45% per annum, compounded annually. Stinson is required to make interest payments on the note on an annual basis, equal to one-half of the allowable distributions to the owners (maximum of $38,720 for the years ended December 31, 1995, 1994, and 1993). The principal and unpaid interest is payable October 27, 2003, or upon sale of the property. Accrued interest at December 31, 1995, 1994, and 1993 totaled $637,344, $555,397 and 487,471, respectively.

               See Auditors' Report on Supplementary Information

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                      INVESTMENTS IN AFFORDABLE HOUSING,
                       A CALIFORNIA LIMITED PARTNERSHIP
             NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
            OWNED BY LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP
                         HAS AN INVESTMENT [CONTINUED]
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



7. The Germano mortgage payable of $5,113,112 includes proceeds from the HUD Flexible Subsidy loan totaling $4,613,112 and $500,000 from the IHDA. Both notes bear interest at an annual rate of 6.53% and specify that principal and interest payments are to be made from residual receipts of the project. The notes mature on the earlier of October 1, 2014 or the date the project is sold. No payments were made in 1995 or 1993, as there were no "residual receipts." Accrued interest at December 31, 1995 and 1994 totalled $665,589 and $310,016, respectively.






               See Auditors' Report on Supplementary Information