Form 10-K
period 1996-12-31
AFC LOW INCOME HOUSING CREDIT PARTNERS-I
filed 1998-09-14
CIK 823170

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

                             Yes           No  X
                                -----        -----

The registrant is a limited partnership and therefore has no voting stock. As of December 31, 1996, 24,065 limited partnership interests ("Interests") in the registrant were outstanding. These Interests had been issued during 1988, 1989 and 1990 at a subscription price of $500 per Interest. The Interests are not currently traded on any market. Therefore, no market selling price and no average bid or asked prices exist for the 60 days prior to the date of filing.

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

                               TABLE OF CONTENTS



                                     PART I

ITEM 1.      Business........................................   1

ITEM 2.      Properties......................................   1

ITEM 3.      Legal Proceedings...............................   4

ITEM 4.      Submission of Matters to a Vote of Security Hold   5

                                    PART II

ITEM 5.      Market for the Registrant's Partnership
             Interests and Related Matters...................   5

ITEM 6.      Selected Financial Data.........................   5

ITEM 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operation....   7

ITEM 8.      Financial Statements and Supplementary Data.....   8

ITEM 9.      Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure..........   9

                                   PART III

ITEM 10.     Directors and Executive Officers of the
             Registrant......................................   9

ITEM 11.     Executive Compensation..........................   9

ITEM 12.     Security Ownership of Certain Beneficial Owners
             and Management..................................  10

ITEM 13.     Certain Relationships and Related Transactions..  10

                                    PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.............................   12

                                     PART I

ITEM 1.   Business.
-------   --------

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

     As of January 15, 1990, the Partnership had offered and sold 24,065 limited partnership interests ("Interests"), resulting in total offering proceeds of $12,032,500. As of December 31, 1996, 24,065 Interests were issued and outstanding.

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

                 Information Concerning Operating Partnerships
                 ---------------------------------------------
                      and Government-Assisted Properties
                      ----------------------------------
                           (As of December 31, 1996)

---------------------------------------------------------------------------------------------------------
Operating Partnership:           United-Stinson          United-Germano-Millgate     Coliseo Housing
                                 Limited Partnership,    Limited Partnership,        Partnership,
                                 a Pennsylvania          an Illinois limited         a California limited
                                 limited partnership     partnership                 partnership
---------------------------------------------------------------------------------------------------------
Operating General Partner(s):    United Housing          Chicago Community           United Housing
                                 Preservation            Development Corporation     Preservation
                                 Corporation                                         Corporation/1/
---------------------------------------------------------------------------------------------------------
Property                         Stinson Tower           Germano Millgate            Villa Del
Name:                            Apartments Chester, PA  Apartments Chicago, IL      Coliseo/Gilbert
                                                                                     Lindsay Manor
                                                                                     Los Angeles, CA
---------------------------------------------------------------------------------------------------------
Total Units:                           150                     350                         137
---------------------------------------------------------------------------------------------------------
Occupancy Percentage:                 99.3%                   95.0%                       89.06%
---------------------------------------------------------------------------------------------------------
Date of Acquisition:                  1988                    1988                        1989
---------------------------------------------------------------------------------------------------------
Partnership's Capital               $981,120              $2,577,120                  $6,078,590
Contribution:
---------------------------------------------------------------------------------------------------------
Partnership's Percentage               95%                    14.1%                       67.9%
Ownership:
---------------------------------------------------------------------------------------------------------
Actual Low Income Housing           $223,371              $1,326,973/3/               $1,399,159
 Tax Credits allocated to
 Operating Partnerships for
 1996/2/:
---------------------------------------------------------------------------------------------------------

Recent Developments

     Set forth below is a more detailed description of recent developments with respect to each of the Government-Assisted Properties in which the Partnership has a material investment through the Operating Partnerships.

     Germano-Millgate Apartments
     ---------------------------

     The Germano-Millgate Apartments (the "Germano Property") is owned by the United-Germano-Millgate Limited Partnership (the "Germano Partnership"), an Operating Partnership in which the Partnership had invested. The 1991 Report contained a description of certain disputes among the Germano Partnership, HUD

------------------
     /1/  POZ Development Corporation is also a general partner.

     /2/ Of these amounts, the amounts of Low Income Housing Tax Credits allocated to the Partnership for 1996 were $211,893, $344,557 and $950,029, respectively.

     /3/ This figure represents the Partnership's 1996 Low Income Housing Tax Credit Allocation based on acquisition credits. In 1996, the Partnership was allocated rehabilitation credits of $1,148,52875 and acquisition credits of $199,509.

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

     The Property is servicing its mortgage debt commitments on time, and is current on its insurance and tax payments. As of December 31, 1996, the amount of the Property's reserve for replacements was approximately $53,000.

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

     During 1996 revenues increased by $51,245 from 1995 due primarily to increased occupancy on the Property. The Property had a nominal cash flow provided by operating activities of $77,619 in 1996. Trade accounts payable and accrued expenses decreased by $70,997.

     Stinson Tower Apartments
     ------------------------

     Stinson Tower Apartments, specifically designed to accommodate the elderly, blind and physically handicapped, currently reports 99% occupancy, with a substantial waiting list. All 150 units presently receive Section 8 Housing Rental Assistance (rental subsidies), administered by the Pennsylvania Housing Authority.

     Stinson Tower Apartments functions within budget, with tenant receivables at an acceptable level, and payables discharged within normal time limits. Mortgage payments and other debt service commitments are current, and replacement reserves were reported at approximately $374,000 as of December 31, 1996.

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

ITEM 4.   Submission of Matters to a Vote of Security Hold
-------   ------------------------------------------------

     During the year ended December 31, 1996, no matter was submitted to a vote of Interest holders.

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

          (b) Holders.  As of December 31, 1996, 24,065 Interests were held by
              -------
1156 Limited Partners. These figures are based upon the number of Limited Partners of record as reported by the General Partners.

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

                            Statements of Operation
                            -----------------------

                                      Year Ended                Year Ended                  Year Ended
                                   December 31, 1996         December 31, 1995           December 31, 1994
                                   -----------------         -----------------           -----------------

Income)                              $       -0-                $    40,042                $      15

Expenses (miscellaneous)                  14,775                     18,970                  (12,954)
                                     -----------                -----------                ---------

Income/(Loss) from
 Operations                              (14,775)                    21,072                  (12,939)

Share of Loss of
 Operating
 Partnerships                           (818,918)                (1,058,346)                (982,544)
                                     -----------                -----------                ---------

Net Loss                             $  (833,693)               $(1,037,274)               $(995,483)
                                     ===========                ===========                =========

Net Loss Per Limited
 Partner Interest/1/                 $    (34.64)               $    (43.10)               $  (41.37)
                                     ===========                ===========                =========
                                      Year Ended                Year Ended
                                   December 31, 1993         December 31, 1992
                                   -----------------         -----------------

Income                               $        29                $        61

Expenses (miscellaneous)                  58,343                     18,220
                                     -----------                -----------

Income/(Loss) from
 Operations                              (58,314)                   (18,159)

Share of Loss of
 Operating
 Partnerships                         (1,049,521)                (1,239,338)
                                     -----------                -----------

Net Loss                             $(1,107,835)               $(1,257,497)
                                     ===========                ===========

Net Loss Per Limited                 $    (46.04)               $    (52.25)
 Partner Interest/1/                 ===========                ===========

---------------------
     /1/ This figure represents the net loss per Limited Partner Interest based on the aggregate number of Interests outstanding as of December 31 of the respective year. Actual net loss per Interest for years prior to 1991 varied depending upon each Limited Partner's month of entry into the Partnership.

                       Balance Sheets as of December 31
                       --------------------------------

                                                 1996                   1995                   1994
                                                 ----                   ----                   ----

Total Assets                                  $2,324,044             $3,155,237             $4,252,303
                                              ==========             ==========             ==========

Total Liabilities                             $   19,745             $   17,245             $   77,037

Partners' Equity                               2,304,299              3,137,992              4,175,266
                                              ----------             ----------             ----------

Liabilities and Net Worth                     $2,324,044             $3,155,237             $4,252,303
                                              ==========             ==========             ==========
                                                 1993                   1992
                                              ----------             ----------
Total Assets                                  $5,259,930             $6,351,942
                                              ==========             ==========


Total Liabilities                             $   89,181             $   73,358

Partners' Equity                               5,170,749              6,278,584
                                              ----------             ----------

Liabilities and Net Worth                     $5,259,930             $6,351,942
                                              ==========             ==========

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
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

     As of the end of 1988, the Partnership had received $2,481,000 in subscription for Interests, for a net of $2,170,875 after payment of brokerage fees and expenses. The Partnership received an additional $9,423,500 in subscriptions for Interests during 1989, or an additional $7,947,936 after payment of brokerage fees and expenses, and an additional $128,000 in subscriptions for Interests during 1990, or an additional $108,800 after payment of brokerage fees and expenses. As of December 31, 1989, the Partnership had committed to investments in Operating Partnerships requiring cash payments of approximately $10,200,000. During 1989, cash investments totaling approximately $5,520,000 were made in Operating Partnerships, and, at December 31, 1989, the Partnership held $1,497,863 in cash. During 1990, the Partnership received $2,313,000 as a return of its investment in two Operating Partnerships and invested an aggregate of approximately $3,545,000 in Operating Partnerships, leaving the Partnership with $43,917 in cash as of December 31, 1990. For 1991 contributions totaled $300 and cash as of December 31, 1991 was $3,505. No contributions were received in 1993, 1994 1995. Cash as of December 31, 1994 was $91 and on December 31, 1995 was $71 and on December 31, 1996 was $17,471. The Partnership's remaining cash may not be adequate to meet future obligations of the Partnership (primarily accounting costs and costs associated with the Partnership's periodic reporting obligations).

     The Partnership's balance sheet reflects total assets of

$6,351,942 as of December 31, 1992, $5,259,930 as of December 31, 1993,
$4,252,303 as of December 31, 1994, $3,155,237 as of December 31, 1995 and
$2,324, 044 as of December 31, 1996 the diminutions in assets result from small operating losses of the Partnership and from the Partnership's recognition of its share of losses at the Operating Partnership level.

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

     Results of Operations
     ---------------------

     During the 1994, 1995 and 1996 fiscal years, the Partnership had no distributions of cash flow from the Operating Partnerships. No significant distributions of cash flow from the Operating Partnerships are anticipated in future years due to the restrictions on cash flow at the Operating Partnership level described above.

     The Partnership expects that all of its income will be used to pay operating expenses, including fees, if funds sufficient for payment of such fees are available. The Partnership had no interest income in 1996 or 1995 and interest income of $15.

     Income for the year ended December 31, 1995 of $40,042 was a result of a write off of accounts payable.

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

ITEM 8.   Financial Statements and Supplementary Data.
-------   -------------------------------------------

     The financial statements together with the auditors' reports thereon are set forth at the pages indicated in Item 14(a)(1) and (2).

ITEM 9.   Changes in and Disagreements With Accountants on Accounting and
-------   ---------------------------------------------------------------
Financial Disclosure.
--------------------

     No accountant of the Partnership has resigned or been dismissed during the three fiscal years of the Partnership ending December 31, 1996, or the subsequent period. There have been no known disagreements between the Partnership and its accountants on any accounting principles or policies.

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
               -----------------------------
               Not applicable.

ITEM 11.  Executive Compensation.
--------  ----------------------

          (a), (c) and (d)

     The Partnership has no executive officers. However, as described in the Prospectus at pages 22 to 25, which are incorporated herein by reference, various types of compensation and fees are payable to the General Partners, their Affiliates, and the Operating Partnership General Partners. See footnote 3 to the financial statements included in response to Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their Affiliates during the year ended December 31, 1996.

          (b) and (e)

          None.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

          (a) Security ownership of certain beneficial owners.
              -----------------------------------------------

     As of December 31, 1996, 24,065 Interests were issued and outstanding. No person is known to own beneficially in excess of 5% of the outstanding Interests.

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

          (c) Indebtedness of management.
              --------------------------

     Pursuant to the Partnership Agreement, the Partnership was required to reimburse the General Partners and their affiliates for their actual expenses incurred in connection with the public offering and the organization of Operating Partnerships. The General Partners in turn agreed to reimburse the Partnership to the extent that the combination of those expenses and dealer allowances (which are paid to unaffiliated dealers) exceeded 15% of the gross proceeds of the offering. As of December 31, 1988, the General Partners owed the Partnership $356,583, representing reimbursement of offering and selling expenses in excess of 15% of the gross offering proceeds. With the increase in the size of the public offering during 1989, the amount of offering and selling expenses reimbursable to the General Partners increased, leaving the Partnership with a net indebtedness to the General Partners of $114,196 as of December 31, 1989. As of December 31, 1990, offering expenses and dealer allowances had again increased to in excess of 15% of the gross proceeds of the offering, leaving the General Partners with a reimbursement obligation to the Partnership equal to approximately $186,000. The amount of that obligation fell to $173,378 as of December 31, 1991, and to $155,378 as of December 31, 1992 and $115,959 as of December 31, 1993, $90,959 as of December 31, 1994, $73,259 as of December 31, 1995 and $______ as of December 31, 1996.

          (d)  Transactions with promoters.
               ---------------------------

               Not applicable.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  ----------------------------------------------------------------

(1)      Financial Statements:
                                                                                            Page
         Independent Auditor's Report                                                       F-1

         Balance Sheets as of December 31, 1996 and 1995                                    F-3

         Statements of Operation for the Years Ended December 31, 1996, 1995                F-4
         and 1994

         Statements of Changes in Partners' Equity (Deficit) for the Years                  F-5
         Ended December 31, 1996, 1995 and 1994

         Statements of Cash Flows for the Years Ended December 31, 1996, 1995               F-6
         and 1994

         Notes to Financial Statements                                                      F-7

(2)      Financial Statement Schedules

         Independent Auditor's Report on Schedules                                          S-1

         Real Estate and Accumulated Depreciation of Limited Partnerships in                S-2
         which the Partnership has an investment

         Mortgage Loans on Real Estate owned by Limited Partnerships in which               S-4
         the Partnership has an investment

(3)      Exhibits

         See Exhibit Index.

(b)      Reports on Form 8-K.
         -------------------

        No reports on Form 8-K were filed by the Partnership during fiscal year 1996.

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

                                       AFC-LOW INCOME HOUSING CREDIT PARTNERS-I
                                       INVESTMENT IN AFFORDABLE HOUSING, a
                                       California limited partnership

                                       By: AFC Capital Corporation,
                                           its corporate general partner



Date:  September 9, 1998               By: /s/ Dean Earl Ross
                                          --------------------------------------
                                           Deane Earl Ross,
                                           President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  September 9, 1998               By: /s/ A. Bruce Rozet
                                          --------------------------------------
                                           A. Bruce Rozet, Chairman of the Board
                                           and Chief Executive Officer of AFC
                                           Capital Corporation



Date:  September 9, 1998               By: /s/ Deane Earl Ross
                                          --------------------------------------
                                           Deane Earl Ross, Director, President
                                           and Treasurer (Chief Financial
                                           Officer) of AFC Capital Corporation

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

3.2 Certificate of Limited Partnership of the Partnership, as filed with the California Secretary of State on July 28, 1978./2/

10.1 Agreement of Limited Partnership of United-Stinson limited partnership, a Pennsylvania limited partnership, dated as of October 1, 1988 by and between United Housing Preservation Corporation, a
         California corporation, and Housing Preservation Partners, a California limited partnership; together with the First and Second Amendments to the Agreement of Limited Partnership./3/

10.2        Certificate and Agreement of Limited Partnership of United-Germano-
         Millgate Limited Partnership, an Illinois limited partnership, dated as of June 1, 1988 by and between United Housing Preservation Corporation, a California corporation, and Western Housing Associates, Ltd., a
         California limited partnership; together with the First, Second, Third and Fourth Amendments to Certificate and Agreement of Limited
         Partnership./3/

10.3 Fifth Amendment and Fourth Revised Sixth Amendment to Certificate and Agreement of Limited Partnership of United-Germano-Millgate Limited
         Partnership./4/

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

10.5        Disposition and Development Agreement between Coliseo Housing
         Partnership and the Community Redevelopment Agency of the City of Los
         Angeles./4/

-----------------
     /1/ Previously filed on June 3, 1988 as a part of the Partnership's Prospectus pursuant to Rule 424 (Registration Statement No. 33-17726).

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

22.         Subsidiaries of the Registrant./6/

-----------------
     /5/ Previously filed on July 30, 1992 with Amendment No. 1 dated July 28, 1992 to the Partnership's Current Report on Form 8-K dated July 2, 1992.

     /6/ Filed as an exhibit to this Annual Report.

                   AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                       INVESTMENT IN AFFORDABLE HOUSING,
                        A CALIFORNIA LIMITED PARTNERSHIP


                              FINANCIAL STATEMENTS
                  DECEMBER 31, 1994 THROUGH DECEMBER 31, 1996

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


Financial statements:


  Balance sheets                                                         F-3


  Statements of operations                                               F-4


  Statements of changes in partners' equity [deficit]                    F-5


  Statements of cash flows                                               F-6


  Notes to financial statements                                       F-7 - F-21


Supplementary information:


  Independent auditors' report on supplementary information              S-1


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


  Mortgage loans on real estate owned by limited
     partnerships in which the partnership has an investment          S-4 - S-6

                 [LETTERHEAD OF HABIF, AROGETI & WYNNE, P.C.]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
AFC-Low Income Housing Credit Partners - I
  Investment in Affordable Housing



We have audited the balance sheets of AFC-LOW INCOME HOUSING CREDIT PARTNERS - I INVESTMENT IN AFFORDABLE HOUSING [a California Limited Partnership] as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity [deficit], and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, which statements reflect total assets constituting 42% and 58% of total assets as of December 31, 1996 and 1995, and total losses constituting 52%, 40%, and 45% for the years ended December 31, 1996, 1995, and 1994, respectively, of the combined totals of the limited partnerships in all years presented. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in Note 2, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

                   INDEPENDENT AUDITORS' REPORT [CONTINUED]



In our opinion, based on our audits and the report of other auditors, the financial statements present fairly, in all material respects, the financial position of AFC-LOW INCOME HOUSING CREDIT PARTNERS - I INVESTMENT IN AFFORDABLE HOUSING as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 30, 1998, except for Note 5 as to which the date is March 2, 1998

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------

BALANCE SHEETS
DECEMBER 31, 1996  AND 1995
--------------------------------------------------------------------------------

ASSETS
------
                                                     1 9 9 6      1 9 9 5
                                                    ---------    ---------

Cash                                               $   17,471   $       71
Investments in limited partnerships, equity
  method (Note 2)                                   2,220,889    3,064,807
Due from general partner (Note 3)                      68,584       73,259
Due from Coliseo Housing Partnership (Note 3)          17,100       17,100
                                                    ---------    ---------

TOTAL                                              $2,324,044   $3,155,237
                                                    =========    =========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------



LIABILITIES:
Accounts payable                                   $   19,745   $   17,245


CONTINGENCIES (NOTE 5)


PARTNERS' EQUITY                                    2,304,299    3,137,992
                                                    ---------    ---------



TOTAL                                              $2,324,044   $3,155,237
                                                    =========    =========


See auditors' report and notes to financial statements.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------



                                 1 9 9 6      1 9 9 5       1 9 9 4
                                ---------    ---------     ---------
REVENUE:
Interest                       $       -0-  $       -0-   $      15
Miscellaneous                          -0-       40,042         -0-


EXPENSES:
Miscellaneous                       14,775       18,970      12,954
                                 ---------    ---------     -------



INCOME [LOSS] FROM OPERATIONS   [   14,775]      21,072    [ 12,939]



EQUITY IN LOSSES OF LIMITED
  PARTNERSHIPS (NOTE 2)         [  818,918]  [1,058,346]   [982,544]
                                 ---------    ---------     -------



NET LOSS                       $[  833,693] $[1,037,274]  $[995,483]
                                 =========    =========     =======


See auditors' report and notes to financial statements.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------

STATEMENTS OF CHANGES IN PARTNERS' EQUITY [DEFICIT]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------


                                                  Limited      General
                                      Total       Partners     Partners
                                    ---------    ----------   ----------
Partnership interest                  100%           99%           1%
                                      ===            ==            =



Balances - December 31, 1993       $ 5,170,749   $ 5,216,368   $[45,619]



Net loss - 1994                     [  995,483]   [  985,528]   [ 9,955]
                                     ---------     ---------     ------



Balances - December 31, 1994         4,175,266     4,230,840    [55,574]



Net loss - 1995                     [1,037,274]   [1,026,901]   [10,373]
                                     ---------     ---------     ------



Balances - December 31, 1995         3,137,992     3,203,939    [65,947]



Net loss - 1996                     [  833,693]   [  825,356]   [ 8,337]
                                     ---------     ---------     ------



Balances - December 31, 1996       $ 2,304,299   $ 2,378,583   $[74,284]
                                     =========     =========     ======


See auditors' report and notes to financial statements.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------
INCREASE (DECREASE) IN CASH

                                              1 9 9 6       1 9 9 5        1 9 9 4
                                             ---------     ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     $[833,693]   $[1,037,274]   $[995,483]
                                               -------      ---------      -------
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Equity in losses of limited
   partnerships                                818,918      1,058,346      982,544
  Increase [Decrease] in accounts
   payable                                       2,497     [   59,792]    [ 12,144]
                                               -------      ---------      -------

    Total adjustments                          821,415        998,554      970,400
                                               -------      ---------      -------

     Net cash used in
      operating activities                    [ 12,278]    [   38,720]    [ 25,083]
                                               -------      ---------      -------


CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to Coliseo Housing Partnership             -0-     [   17,100]         -0-
Partnership distributions received              25,000         38,100          -0-
                                               -------      ---------      -------

  Net cash provided by
   investing activities                         25,000         21,000          -0-
                                               -------      ---------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from general partners                   4,678         17,700       25,000
                                               -------      ---------      -------


NET INCREASE [DECREASE] IN CASH                 17,400     [       20]    [     83]


CASH, BEGINNING OF YEAR                             71             91          174
                                               -------      ---------      -------


CASH, END OF YEAR                            $  17,471    $        71    $      91
                                               =======      =========      =======

See auditors' report and notes to financial statements.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - AFC-LOW INCOME HOUSING CREDIT PARTNERS - I INVESTMENT IN
     ------------
     AFFORDABLE HOUSING, A California Limited Partnership [the Partnership], was formed on July 28, 1987. The general partners are A. Bruce Rozet, an individual, and AFC Capital Corporation, a Delaware corporation, each having contributed $2,500 and owning 5 partnership interests. Through January 15, 1990, the Partnership offered partnership interests, at $500 per interest, to limited partners through public offering. As of December 31, 1996, 1995, and 1994, the Partnership had received subscriptions for 24,065, 24,065, and 24,065 partnership interests, respectively. The Partnership exceeded the minimum offering of 2,000 partnership interests in 1988, which resulted in the subscription proceeds being released from the escrow account to the Partnership. As a result of certain actions taken by HUD, the Partnership ceased offering partnership interests as of January 15, 1990.

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

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------

NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

     Investments in Limited Partnerships - The Partnership owns limited
     -----------------------------------
     partnership interests in three operating limited partnerships with ownership interests, as of December 31, 1996, varying from 14.058% to 95%. The Partnership is using the equity method to account for its investments in those limited partnerships. The operating limited partnerships are not being consolidated because control of those limited partnerships is under the general partner. On May 25, 1993, the Partnership's investment in the Germano Partnership was diluted from a 96% interest to an effective 14.058% interest. The Company is using the equity method to account for its investment in the Germano Partnership due to its continued influence in the partnership.

     Public Offering Expenses - These expenses have been recorded as a direct
     ------------------------
     reduction to the capital accounts of the limited partners.

     Income Taxes - No provision has been made for income taxes in the
     ------------
     accompanying financial statements since such taxes, if any, are the liability of the individual partners.

     Estimates:
     ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership owns partnership interests in the following limited partnerships at December 31, 1996, each of which owns, and is operating a multi-family residential rental project.

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

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

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

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------

2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

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

     On May 25, 1993 the FOURTH REVISED SIXTH AMENDMENT OF THE CERTIFICATE AND AGREEMENT OF THE LIMITED PARTNERSHIP of United-Germano-Millgate Limited Partnership, transferred all of the Partnership's rights, title, and its 96% interest in the Germano partnership for a 99% limited partnership interest in a newly-formed partnership, Germano Investment Limited
     Partnership [Germano LP].   The general partner of Germano LP is CCDC.  The
     sole asset of Germano LP is a 14.2% interest in the original Germano
     Partnership.   The ownership of the Germano partnership after the transfer of interest was as follows: CCDC, a 1% general partner; Germano Investment LP, a 14.2% limited partner; and CCDC, an 84.8% limited partner. HUD gave preliminary approval to a Management Improvement and Operating (MIO) Plan in conjunction with the transfer of ownership application which provided for the admission of CCDC. The MIO Plan provided for a complete rehabilitation of the project at a total cost of approximately $8.6 million to be financed with $4,613,112 in borrowings from HUD's Flexible Subsidy Program, $500,000 in borrowings from the Illinois Housing Development Authority (IHDA), and the balance in owner contributions. On October 15, 1993, a new limited partner, Independence Tax Credit Plus II, L.P. [Independence], was admitted to the Germano Partnership and received the 84.8% limited partnership interest held by CCDC for $4,588,600. The rehabilitation of the project was completed during 1995.

     Stinson - The Partnership became a partner in Stinson on November 1, 1988.
     -------

     Coliseo - The Partnership became a partner in Coliseo on August 31, 1989.
     -------
     The project is located on approximately 2.5 acres of land owned by and leased from the Community Redevelopment Agency of the City of Los Angeles
     (CRA). The Partnership has entered into a long-term lease agreement with CRA, expiring May, 2040, with an option to extend the lease for an additional 49 years. The lease provides for annual lease payments equal to 10% of "residual receipts" (defined as gross rental income less reasonable operating costs and reserves and service on debt) increasing to 30% of "residual receipts" after the loan from CRA has been paid in full. Lease payments commence one year after the completion of construction. As of December 31, 1996 total payments due to the CRA under the long-term lease agreement totaled $25,950.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------


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

     As of December 31, 1996, Coliseo was in default of its loan agreement with SAMCO, the mortgage holder, due to non-payment of the required replacement reserve deposits. Management for Coliseo obtained a waiver from SAMCO with respect to the default. In addition, during 1996, the CRA performed a review to determine compliance with the terms of the DDA. As a result of its review, management was changed from TBG Management, a division of the Bedford Group, a general partner of Coliseo, to an unrelated management agent. The CRA disagreed with the way management had been calculating residual receipts payments relating to the pay-down of the accrued interest on the second mortgage and whether an amount was due for the long-term ground lease. The principal difference between the CRA's calculation and management's calculation related to whether interest on the partner loan was an allowable expense. The CRA position was that the partner loan interest was not an allowable expense, and, during 1996, it issued a Notice of Default and Election to Sell Under Deed of Trust. On December 6, 1996, the CRA rescinded the Notice of Default and Election to Sell Under the Deed of Trust; however, it did not waive the requirement for payment due under the DDA. The CRA and management are in the process of resolving the issue relating to the payment of approximately $26,000 due under the long-term ground lease and approximately $130,000 due relating to accrued interest.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     The following is a summary of the investments in limited partnerships in which the Partnership has an equity interest:

                                   1 9 9 6       1 9 9 5       1 9 9 4
                                  ---------     ---------     ---------

Balances, beginning of year      $ 3,064,807   $ 4,161,253   $ 5,143,797

Partnership distributions
 received                         [   25,000]   [   38,100]          -0-

Equity in net losses of
 limited partnerships:
  Net losses                      [  818,918]   [1,058,346]   [  982,544]

Balances, end of year            $ 2,220,889   $ 3,064,807   $ 4,161,253
                                  ==========   ===========   ===========

     Summarized balance sheets and statements of operations for the operating limited partnerships in which the Partnership has an equity interest are presented hereafter.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     ASSETS
     ------
                                                             December 31, 1996
                                           -----------------------------------------------------
                                             Coliseo       Stinson       Germano       Total
                                           -----------   -----------   -----------   -----------
     Property and equipment, at cost:
        Buildings, equipment,
          and furnishings                  $16,219,298   $ 6,516,654   $17,773,241   $40,509,193
        Less accumulated
          depreciation                       3,325,549     2,337,389     3,789,481     9,452,419
                                            ----------     ---------    ----------    ----------
                                            12,893,749     4,179,265    13,983,760    31,056,774
     Land                                          -0-       600,000       580,000     1,180,000
                                            ----------     ---------    ----------    ----------
                                            12,893,749     4,779,265    14,563,760    32,236,774
     Cash                                       39,675        54,157       151,785       245,617
     Restricted assets                          78,166       754,915       244,367     1,077,448
     Other assets                            1,763,864        56,378        70,972     1,891,214
                                            ----------     ---------    ----------    ----------

     TOTAL                                 $14,775,454   $ 5,644,715   $15,030,884   $35,451,053
                                            ==========     =========    ==========    ==========

     LIABILITIES AND PARTNERS' EQUITY [DEFICIT]
     -----------------------------------------

     LIABILITIES:
     Mortgages payable                     $ 9,022,768   $ 5,366,838   $10,618,998   $25,008,604
     Other liabilities                       2,649,517     1,076,367     1,439,104     5,164,988
                                            ----------     ---------    ----------    ----------

        Total liabilities                   11,672,285     6,443,205    12,058,102    30,173,592
                                            ----------     ---------    ----------    ----------

     PARTNERS' EQUITY [DEFICIT]:
     General partners and
       other limited partners                3,103,169    [  798,490]    2,972,782     5,277,461
                                            ----------     ---------    ----------    ----------

       Total partners' equity
          [deficit]                          3,103,169    [  798,490]    2,972,782     5,277,461
                                            ----------     ---------    ----------    ----------

     TOTAL                                 $14,775,454   $ 5,644,715   $15,030,884   $35,451,053
                                            ==========     =========    ==========    ==========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     ASSETS
     ------
                                                             December 31, 1995
                                           -----------------------------------------------------
                                             Coliseo       Stinson       Germano       Total
                                           -----------   -----------   -----------   -----------
     Property and equipment, at cost:
        Buildings, equipment,
          and furnishings                  $16,214,087   $ 6,381,053   $17,652,608   $40,247,748
        Less accumulated
          depreciation                       2,744,591     2,005,151     3,048,353     7,798,095
                                            ----------     ---------    ----------    ----------
                                            13,469,496     4,375,902    14,604,255    32,449,653
     Land                                          -0-       600,000       580,000     1,180,000
                                            ----------     ---------    ----------    ----------
                                            13,469,496     4,975,902    15,184,255    33,629,653
     Cash                                        2,662       204,629       167,872       375,163
     Restricted assets                          98,316       587,084       242,300       927,700
     Other assets                            1,848,163        57,991        90,513     1,996,667
                                            ----------     ---------    ----------    ----------

     TOTAL                                 $15,418,637   $ 5,825,606   $15,684,940   $36,929,183
                                            ==========     =========    ==========    ==========

     LIABILITIES AND PARTNERS' EQUITY [DEFICIT]
     -----------------------------------------

     LIABILITIES:
     Mortgages payable                     $ 9,061,224   $ 5,439,437   $10,939,539   $25,440,200
     Other liabilities                       2,190,149       714,747     1,197,777     4,102,673
                                            ----------     ---------    ----------    ----------

        Total liabilities                   11,251,373     6,154,184    12,137,316    29,542,873
                                            ----------     ---------    ----------    ----------

     PARTNERS' EQUITY [DEFICIT]:
     General partners and
       limited partners                      4,167,264    [  328,578]    3,547,624     7,386,310
                                            ----------     ---------    ----------    ----------

       Total partners' equity
          [deficit]                          4,167,264    [  328,578]    3,547,624     7,386,310
                                            ----------     ---------    ----------    ----------

     TOTAL                                 $15,418,637   $ 5,825,606   $15,684,940   $36,929,183
                                            ==========     =========    ==========    ==========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     Also, for financial statement purposes, when the carrying value of the investment has been reduced to zero, the Partnership discontinues recognizing its share of the limited partnership's losses.

     The following is a schedule, by years, of the future maturities of the mortgages payable of the operating limited partnerships:

         Years Ending
         December 31,
         ------------
            1997                                             $   285,127
            1998                                                 307,153
            1999                                                 330,890
            2000                                                 356,473
            2001                                                 384,047
            Thereafter                                        23,344,914
                                                              ----------

                                                             $25,008,604
                                                              ==========

     COMBINED STATEMENTS OF OPERATIONS
     ---------------------------------

                                                           December 31, 1996
                                            ---------------------------------------------------------
                                               Coliseo        Stinson        Germano        Total
                                            ------------   ------------   ------------   ------------
     REVENUES:
     Rental                                  $   869,172    $ 1,507,090    $ 1,965,730    $ 4,341,992
     Other                                         1,387         64,062         10,156         75,605
                                               ---------      ---------      ---------     ----------

                                                 870,559      1,571,152      1,975,886      4,417,597
                                               ---------      ---------      ---------     ----------
     EXPENSES:
     Operating                                   539,627        968,327      1,463,774      2,971,728
     Depreciation                                580,958        332,238        741,128      1,654,324
     Interest                                    814,069        740,499        456,699      2,011,267
                                               ---------      ---------      ---------     ----------

                                               1,934,654      2,041,064      2,661,601      6,637,319
                                               ---------      ---------      ---------     ----------

     NET LOSSES                              $[1,064,095]   $[  469,912]   $[  685,715]   $[2,219,722]
                                               =========      =========      =========     ==========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]


     COMBINED STATEMENTS OF OPERATIONS  [CONTINUED]
     ---------------------------------

                                           December 31, 1995
                       ---------------------------------------------------------
                          Coliseo        Stinson        Germano        Total
                       ------------   ------------   ------------   ------------
     REVENUES:
     Rental             $   817,927    $ 1,482,388    $ 1,941,590    $ 4,241,905
     Other                    1,924         56,417          7,356         65,697
                          ---------      ---------      ---------      ---------

                            819,851      1,538,805      1,948,946      4,307,602
                          ---------      ---------      ---------      ---------

     EXPENSES:
     Operating              613,880        913,366      1,481,588      3,008,834
     Depreciation           579,733        322,858        725,296      1,627,887
     Interest             1,003,808        452,058        502,765      1,958,631
                          ---------      ---------      ---------      ---------

                          2,197,421      1,688,282      2,709,649      6,595,352
                          ---------      ---------      ---------      ---------

     NET LOSSES         $[1,377,570]   $[  149,477]   $[  760,703]   $[2,287,750]
                          =========      =========      =========      =========
                                           December 31, 1994
                       ---------------------------------------------------------
                         Coliseo        Stinson        Germano        Total
                       ------------   ------------   ------------   ------------
     REVENUES:
     Rental             $   932,033    $ 1,455,781    $ 1,303,097    $ 3,690,911
     Other                    2,121         45,657         10,597         58,375
                          ---------      ---------      ---------      ---------

                            934,154      1,501,438      1,313,694      3,749,286
                          ---------      ---------      ---------      ---------
     EXPENSES:
     Operating              507,464        915,441      1,207,150      2,630,055
     Depreciation           651,367        304,641        527,194      1,483,202
     Interest               808,945        456,979        257,154      1,523,078
                          ---------      ---------      ---------      ---------

                          1,967,776      1,677,061      1,991,498      5,636,335
                          ---------      ---------      ---------      ---------

     NET LOSSES         $[1,033,622]   $[  175,623]   $[  677,804]   $[1,887,049]
                          =========      =========      =========      =========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     COMBINED STATEMENTS OF OPERATIONS [CONTINUED]
     ---------------------------------

                                        1 9 9 6        1 9 9 5         1 9 9 4
                                      -----------    -----------     -----------
Allocation of net losses:
 General partners and
  other limited partners              $[  954,387]   $[1,103,437]    $[  923,092]
 Limited partners (Partnership)        [1,265,335]    [1,184,313]     [  963,957]
                                        ---------      ---------       ---------

                                      $[2,219,722]   $[2,287,750]    $[1,887,049]
                                        =========      =========       =========

 Partnership's share of net
  losses                              $[1,265,335]   $[1,184,313]    $[  963,957]

 Losses in excess of basis for
  Stinson                                 446,417        125,967             -0-

 Other net losses recognized                  -0-            -0-      [   18,587]
                                        ---------      ---------       ---------

 Equity in net losses of limited
  partnerships recognized             $[  818,918]   $[1,058,346]    $[  982,544]
                                        =========      =========       =========

3.   RELATED PARTY TRANSACTIONS

     Reimbursement of Offering, Selling, and Organizational Expenses - The
     ---------------------------------------------------------------
     general partners and their affiliates were paid for their actual expenses incurred in connection with the public offering and organization of the operating partnerships. The general partners reimbursed the Partnership to the extent that the combination of these expenses and dealer allowances (which is paid to unaffiliated dealers) exceeded 15% of the gross proceeds. The amount reimbursable to the Partnership and included in due from general partner at December 31, 1996 and 1995, is $68,584 and $73,259,
     respectively.

     Due from Coliseo Housing Partnership:
     ------------------------------------

     During the year ended December 31, 1995, the Partnership advanced Coliseo $17,100 to cover operating costs. As of December 31, 1996 and 1995, $17,100, is receivable from Coliseo and is to be repaid when funds are available.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------


3.   RELATED PARTY TRANSACTIONS [CONTINUED]

     Acquisition Fees, Development Fees and Real Estate Commissions - During the
     --------------------------------------------------------------
     year ended December 31, 1996, 1995 and 1994, Germano paid fees to an unaffiliated general partner totaling $25,000, $882,209 and $71,933, respectively, for development, construction management and professional services relating to the Project's rehabilitation. In addition, the unaffiliated general partner was paid $19,939 in 1995 for professional, administration and processing fees relating to a property tax refund collected by the Project in 1995. The amount of the fees equaled 25% of the refund amount and was incurred pursuant to a 1992 contract with the general partner executed prior to the date it became general partner.

     Asset Management Fee - For services to be rendered to the operating
     --------------------
     partnerships, the affiliate general partners of the operating partnership will generally receive an annual asset management fee equal to one-half of one percent of the invested assets. This will be paid by the operating partnerships solely from capital contributions or "surplus cash," as defined in the regulatory agreement. No amounts were paid in 1996, 1995 or 1994.

     General Contractor and Development Incentive Fees - During 1989
     -------------------------------------------------
     unaffiliated general partner of Coliseo earned approximately $958,000 for serving as the general contractor for the project. This amount represented the difference between the fixed contract price of $11,395,000 and the amount of the actual cost of construction. Additionally, during 1989 another unaffiliated general partner of Coliseo received a general contractor fee of $405,000 from Coliseo.

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

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------


3.   RELATED PARTY TRANSACTIONS [CONTINUED]

     Management Fees - An unaffiliated general partner of Coliseo received
     ---------------
     project management fees of approximately $31,000, $53,000 and $53,000 for 1996, 1995 and 1994, respectively.

     During 1996, Stinson paid management fees of $25,000 to the general partner of the Partnership.

4.   INCOME TAXES

     The following is a reconciliation between the net loss per the financial statements and the net loss for federal income tax purposes:

                                                            1 9 9 6        1 9 9 5       1 9 9 4
                                                          -----------    -----------   -----------
     Net loss, financial statement
      basis                                               $[  833,693]   $[1,037,274]  $[  995,483]

     Share of equity in losses of
      limited partnerships for tax
      purposes not recognized for
      financial statement purposes                         [   42,003]    [  186,461]   [  170,260]

     Share of equity in losses of
      limited partnerships not
      recognized for financial
      statement purposes (Stinson)                         [  446,417]    [  125,967]          -0-

     Other                                                 [       60]    [   48,796]       90,482
                                                            ---------      ---------     ---------


     Net loss, federal income tax
      basis                                               $[1,322,173]   $[1,398,498]  $[1,075,261]
                                                            =========      =========     =========

     Allocation of tax basis net loss,
      based on percentage interests:
       General partners                                   $[   13,222]   $[   13,985]  $[   10,753]
       Limited partners                                    [1,308,951]    [1,384,513]   [1,064,508]
                                                            ---------      ---------     ---------

                                                          $[1,322,173]   $[1,398,498]  $[1,075,261]
                                                            =========      =========     =========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------

4.   INCOME TAXES [CONTINUED]

     The following is a reconciliation between the partners' equity per the financial statements and the partners' equity [deficit] for federal income tax purposes:

                                       1 9 9 6       1 9 9 5       1 9 9 4
                                      ---------     ---------     ---------
Partners' equity, financial
 statement basis                    $ 2,304,299   $ 3,137,992   $ 4,175,266

Cumulative public offering
 expenses recognized as a
 direct reduction to the
 capital accounts of the
 limited partners for finan-
 cial statement purposes and
 capitalized for tax purposes         1,804,888     1,804,888     1,804,888

Cumulative share of equity in
 losses of limited partner-
 ship not recognized for
 financial statement purposes
 [Stinson]                           [  572,383]   [  125,967]          -0-

Cumulative share of equity in
 gains [losses] of limited
 partnerships for tax purposes
 not recognized for financial
 statement purposes                  [  282,927]   [  240,923]   [   54,462]

Other                                    17,367        17,427        66,223
                                      ---------     ---------     ---------

Partners' equity, federal
 income tax basis                   $ 3,271,244   $ 4,593,417   $ 5,991,915
                                      =========     =========     =========

Allocation of tax basis
 partners' equity [deficit]:
  General Partners                  $[   82,664]  $[   69,443]  $[   55,458]
  Limited partners                    3,353,908     4,662,860     6,047,373
                                      ---------     ---------     ---------

                                    $ 3,271,244   $ 4,593,417   $ 5,991,915
                                      =========     =========     =========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------


5.   CONTINGENCIES

     On May 8, 1997, the United States filed an action against A. Bruce Rozet, Associated Financial Corporation, certain members of the AFC Group, in the United States District Court for the Northern District of California charging that the defendants were wrongfully participating in the fees earned by the management agent for several properties (not including any of the properties invested in by the Partnership) and had not disclosed this arrangement and, thus, were violating provisions of the applicable regulatory agreements and other agreements governing the subject properties. The Complaint did, however, allege that the defendants made certain false claims regarding the condition of the Stinson Towers. Defendants filed an answer on August 11, 1997, denying the material allegations of the Complaint, and asserting various separate and additional defenses.

     The government filed an amended complaint on March 2, 1998, adding additional defendants none of whom are part of the AFC Group and added a claim that the defendants, including the new defendants, made false claims in connection with the obtaining of insurance for various HUD-insured properties. The defendants have filed answers to the First Amended Complaint, again denying the material allegations of the Complaint and asserting various separate and additional defenses. Both the government and the AFC Group have recently filed motions for partial summary judgment.

     While substantial document discovery has been completed, the defendants intend to move to compel significant delivery from the government of substantial additional documentation. Deposition discovery is in the early stages. Given the defendants need to obtain significant additional discovery, counsel can offer no opinion as to the outcome of the litigation at this time.

     At this time, the general partner does not believe that there will be any material adverse affect to the Partnership and the operation of its investments, much like the previous litigation with HUD described above.

                 [LETTERHEAD OF HABIF, AROGETI & WYNNE, P.C.]



           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION



To the Partners
AFC-Low Income Housing Credit Partners - I
  Investment in Affordable Housing



In connection with our audits of the financial statements of AFC-LOW INCOME HOUSING CREDIT PARTNERS - I INVESTMENT IN AFFORDABLE HOUSING referred to in our report dated January 30, 1998, which is included in Part II of this Form 10-K, we did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets of 42% and 58% as of December 31, 1996 and 1995, and total losses of 52%, 40%, and 45% for the years ended December 31, 1996, 1995 and 1994, respectively, of the combined totals of the limited partner ships. Such statements were audited by other auditors, whose reports thereon have been furnished to us. Insofar as the information presented on pages S-2 through S-6 as of December 31, 1996, 1995, and 1994, relates to these limited partnerships, our opinion is based solely upon the reports of other auditors. In our opinion, based on our audits and the reports of other auditors, the supplementary information present fairly, in all material respects, the information required to be set forth therein.


/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 30, 1998, except for Note 5 as to which the date is March 2, 1998

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
      INVESTMENT IN AFFORDABLE HOUSING, A CALIFORNIA LIMITED PARTNERSHIP
                  REAL ESTATE AND ACCUMULATED DEPRECIATION OF
        LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                                                     Costs Capitalized
                                                                       Initial Cost To                  Subsequent
                                                                     Operating Partnership            To Acquisition
                                                                     ---------------------      ---------------------------
                                                                             Buildings,
                                       Type of                               Equipment,                            Carrying
   Description/Location                Property   Encumbrances      Land     Furnishings          Improvements      Costs
--------------------------            ----------  ------------   ----------  -----------        ---------------------------

Year Ended December 31, 1996
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 Apartments   $10,618,998  $  580,000   $ 7,671,072          $10,102,169      $    -0-
 United-Stinson, L.P.,
    Chester, Pennsylvania             Apartments     5,366,838     600,000     5,643,571              873,083           -0-
 Coliseo Housing Partnership
    Los Angeles, California           Apartments     9,022,768         -0-           -0-           16,219,298       170,524
                                                   -----------  ----------   -----------          -----------      --------

                                                   $25,008,604  $1,180,000   $13,314,643          $27,194,550      $170,524
                                                   ===========  ==========   ===========          ===========      ========

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
                                                   ===========  ==========   ===========          ===========      ========


                                          Gross Amount At Which Carried
                                                 At Close of Year
                                      -------------------------------------
                                                                                                                        Life Upon
                                                                                                                          Which
                                                                                                                       Depreciation
                                                                                                                        In Latest
                                                  Buildings                                                               Income
                                                  Equipment,                                                           Statement is
                                                  Furnishings,                Accumulated       Date of       Date       Computed
   Description/Location                  Land     Construction      Total     Depreciation   Construction   Acquired      [Years]
--------------------------            ----------  ------------   -----------  ------------   ------------   --------   ------------
Year Ended December 31, 1996
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 $  580,000   $17,773,241   $18,353,241   $3,789,481        1972        12/88         5 - 25
 United-Stinson, L.P.,
    Chester, Pennsylvania                600,000     6,516,654     7,116,654    2,337,389        1978        11/88         7 - 27.5
 Coliseo Housing Partnership
    Los Angeles, California                  -0-    16,219,298    16,219,298    3,325,549        1991        12/88         5 - 25
                                      ----------   -----------   -----------   ----------

                                      $1,180,000   $40,509,193   $41,689,193   $9,452,419
                                      ==========   ===========   ===========   ==========

Year Ended December 31, 1995
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 $  580,000   $17,652,608   $18,232,608   $3,048,353        1972        12/88         5 - 25
 United-Stinson, L.P.,
    Chester, Pennsylvania                600,000     6,381,053     6,981,053    2,005,151        1978        11/88         7 - 27.5
 Coliseo Housing Partnership
    Los Angeles, California                  -0-    16,214,087    16,214,087    2,744,591        1991        12/88         5 - 25
                                      ----------   -----------   -----------   ----------

                                      $1,180,000   $40,247,748   $41,427,748   $7,798,095
                                      ==========   ===========   ===========   ==========

Year Ended December 31, 1994
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 $  580,000   $17,022,453   $17,602,453   $2,323,057        1972        12/88         5 - 25
 United-Stinson, L.P.,
    Chester, Pennsylvania                600,000     6,249,261     6,849,261    1,682,293        1978        11/88         7 - 27.5
 Coliseo Housing Partnership
    Los Angeles, California                  -0-    16,207,828    16,207,828    2,164,858        1991        12/88         5 - 40
                                      ----------   -----------   -----------   ----------

                                      $1,180,000   $39,479,542   $40,659,542   $6,170,208
                                      ==========   ===========   ===========   ==========

See Auditors' Report on Supplementary Information and Accompanying Notes

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                       INVESTMENT IN AFFORDABLE HOUSING,
                       A CALIFORNIA LIMITED PARTNERSHIP
                     NOTES TO REAL ESTATE AND ACCUMULATED
         DEPRECIATION OF LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP
                               HAS AN INVESTMENT
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



1. Each limited partnership owns and operates a multi-family, HUD, or state regulated residential housing project.

2. The aggregate cost of the land for federal income tax purposes at December 31, 1996, 1995, and 1994 is $1,100,000, $1,100,000, and $1,100,000,
   respectively, and the aggregate cost of buildings and improvements and construction in progress for federal income tax purposes at December 31, 1996, 1995, and 1994 is $41,306,425, $41,230,677, and $40,439,106,
   respectively. The total of the above mentioned items at December 31, 1996, 1995, and 1994 is $42,406,425, $42,330,677, and $41,539,106, respectively.

3. Investments in property and equipment:

      Balance, December 31, 1993                          $35,739,987

      Additions during year:
        Improvements                                        4,919,555
                                                          -----------

      Balance, December 31, 1994                           40,659,542

      Additions during year:
        Improvements                                          768,206
                                                          -----------

      Balance, December 31, 1995                           41,427,748

      Additions during year:
        Improvements                                          261,445
                                                          -----------

      Balance, December 31, 1996                          $41,689,193
                                                          ===========

4. Accumulated depreciation:

      Balance, December 31, 1993                          $ 4,759,730

      Depreciation charged to expense during the year       1,410,478
                                                           ----------

      Balance, December 31, 1994                            6,170,208

      Depreciation charged to expense during the year       1,627,887
                                                           ----------

      Balance, December 31, 1995                            7,798,095

      Depreciation charged to expense during the year       1,654,324
                                                           ----------

      Balance, December 31, 1996                           $9,452,419
                                                           ==========



               See Auditors' Report on Supplementary Information

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
      INVESTMENT IN AFFORDABLE HOUSING, A CALIFORNIA LIMITED PARTNERSHIP
                    MORTGAGE LOANS ON REAL ESTATE OWNED BY
        LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                             Final
                                           Interest         Maturity
       Description                          Rate %            Date
----------------------------              ---------       -------------
Year Ended December 31, 1996
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       7.00%        October, 2014
  United Stinson, L.P.
     Chester, Pennsylvania                   7.84            July, 2018
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                   9.45         October, 2003
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  Coliseo Housing Partnership
     Los Angeles, California                 9.45           April, 2032
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       6.53         October, 2014

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

Year Ended December 31, 1994
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       7.00%        October, 2014
  United Stinson, L.P.
     Chester, Pennsylvania                   7.84            July, 2018
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                   9.45         October, 2003
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  Coliseo Housing Partnership
     Los Angeles, California                 9.45           April, 2032
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       6.53         October, 2014


                                    Payments Monthly      Original Face    Carrying     Principal Amount of
                                      To Maturity           Amount of      Amount of      Loans Subject to
       Description                  (Net of Subsidy)        Mortgage       Mortgage     Delinquent Principal
----------------------------        ----------------      -------------   -----------   --------------------
Year Ended December 31, 1996
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                   $16,226            $ 7,222,700   $ 5,505,886               $    -0-
  United Stinson, L.P.
     Chester, Pennsylvania                33,245              4,840,000     4,089,934                    -0-
                                                                          -----------               --------
                                                                            9,595,820                170,378
                                                                          -----------               --------
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                 3,227              1,276,904     1,276,904                    -0-
  Coliseo Housing Partnership
     Los Angeles, California              26,914              3,500,000     3,325,768                    -0-
  Coliseo Housing Partnership
     Los Angeles, California                 -0-              3,954,000     3,954,000                    -0-
  Coliseo Housing Partnership
     Los Angeles, California              13,403              1,743,000     1,743,000                    -0-
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       -0-              5,113,112     5,113,112                    -0-
                                         -------            -----------   -----------               --------
                                                                           15,412,784                    -0-
                                                                          -----------               --------
                                         $93,015            $27,649,716   $25,008,604               $    -0-
                                         =======            ===========   ===========               ========

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
                                         =======            ===========   ===========               ========

               See Auditors' Report on Supplementary Information
                            and Accompanying Notes

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                      INVESTMENTS IN AFFORDABLE HOUSING,
                       A CALIFORNIA LIMITED PARTNERSHIP
                    NOTES TO MORTGAGE LOANS ON REAL ESTATE
            OWNED BY LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP
                               HAS AN INVESTMENT
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


1. Each limited partnership in which the Partnership has an investment owns an apartment project financed with a mortgage held by a government agency.

2. The total Federal income tax basis is the same as the carrying amounts in
   Schedule IV.

3. Reconciliation of mortgages:

      Balance, December 31, 1993                        $24,396,255
      Construction loan proceeds                          1,482,109
      Payments of principal during year                    [117,652]
                                                        -----------
      Balance, December 31, 1994                         25,760,712
      Payments of principal during year                    [320,512]
                                                        -----------
      Balance, December 31, 1995                         25,440,200
      Payments of principal during year                    [431,596]
                                                        -----------

      Balance, December 31, 1996                        $25,008,604
                                                        ===========

4. The Coliseo mortgage in the original face amount of $3,954,000 is payable to the Community Redevelopment Agency of the City of Los Angeles. It bears interest at 9.45%, payable over 40 years. It is payable only out of 50% of available "residual receipts." In the event there are not adequate "residual receipts" to make principal and interest payments on the loan, unpaid amounts will accrue for payment at maturity or upon a sale or refinancing of the project, whichever occurs first. As of December 31, 1996, $163,065 is currently due to the CRA for interest payments as defined. Accrued interest at December 31, 1996, 1995, and 1994, totaled $2,064,816, $1,690,140, and
   $1,316,487, respectively.

5. The Coliseo mortgage in the original face amount of $1,743,000 is payable to the general partner of Coliseo. As of December 31, 1996, 1995 and 1994, accrued interest totaled $376,172, $228,000 and $120,000, respectively.

6. The Stinson mortgage in the original face amount of $1,276,904 accrues interest at 9.45% per annum, compounded annually. Stinson is required to make interest payments on the note on an annual basis, equal to one-half of the allowable distributions to the owners (maximum of $38,720 for the years ended December 31, 1996, 1995, and 1994). The principal and unpaid interest is payable October 27, 2003, or upon sale of the property. Accrued interest at December 31, 1996, 1995, and 1994 totaled $1,013,008, $852,770 and
   $555,397, respectively.



               See Auditors' Report on Supplementary Information

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                      INVESTMENTS IN AFFORDABLE HOUSING,
                       A CALIFORNIA LIMITED PARTNERSHIP
             NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
            OWNED BY LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP
                         HAS AN INVESTMENT [CONTINUED]
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



7. The Germano mortgage payable of $5,113,112 includes proceeds from the HUD Flexible Subsidy loan totaling $4,613,112 and $500,000 from the IHDA. Both notes bear interest at an annual rate of 6.53% and specify that principal and interest payments are to be made from residual receipts of the project. The notes mature on the earlier of October 1, 2014 or the date the project is sold. No payments were made in 1996, 1995 and 1994, as there were no "residual receipts." Accrued interest at December 31, 1996, 1995 and 1994 totaled $1,097,278, $665,589, and $310,016, respectively.



               See Auditors' Report on Supplementary Information