Form 10-K
period 1997-12-31
AFC LOW INCOME HOUSING CREDIT PARTNERS-I
filed 1998-09-14
CIK 823170

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

The registrant is a limited partnership and therefore has no voting stock. As of December 31, 1997, 24,065 limited partnership interests ("Interests") in the registrant were outstanding. These Interests had been issued during 1988, 1989 and 1990 at a subscription price of $500 per Interest. The Interests are not currently traded on any market. Therefore, no market selling price and no average bid or asked prices exist for the 60 days prior to the date of filing.

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

                               TABLE OF CONTENTS



                                    PART I

ITEM 1.       Business..........................................................................   1

ITEM 2.       Properties........................................................................   1

ITEM 3.       Legal Proceedings.................................................................   4

ITEM 4.       Submission of Matters to a Vote of Security Hold..................................   5

                                    PART II

ITEM 5.       Market for the Registrant's Partnership Interests and Related Matters.............   5

ITEM 6.       Selected Financial Data...........................................................   5

ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operation.........................................................................   7

ITEM 8.       Financial Statements and Supplementary Data.......................................   8

ITEM 9.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure..............................................................   9

                                    PART III
ITEM 10.      Directors and Executive Officers of the Registrant................................   9

ITEM 11.      Executive Compensation............................................................   9

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management....................  10

ITEM 13.      Certain Relationships and Related Transactions....................................  10

                                    PART IV

ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................  12

                                     PART I

ITEM 1.   Business.
-------   --------

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

     As of January 15, 1990, the Partnership had offered and sold 24,065 limited partnership interests ("Interests"), resulting in total offering proceeds of $12,032,500. As of December 31, 1997, 24,065 Interests were issued and outstanding.

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

                 Information Concerning Operating Partnerships
                 ---------------------------------------------
                       and Government-Assisted Properties
                       ----------------------------------
                         (As of  December  31,  1997)

------------------------------------------------------------------------------------------------------------------------
Operating Partnership:           United-Stinson            United-Germano-Millgate       Coliseo Housing
                                 Limited Partnership,      Limited Partnership,          Partnership,
                                 a Pennsylvania            an Illinois limited           a California limited
                                 limited partnership       partnership                   partnership
------------------------------------------------------------------------------------------------------------------------
Operating General Partner(s):    United Housing            Chicago Community             United Housing
                                 Preservation              Development Corporation       Preservation
                                 Corporation                                             Corporation/1/
------------------------------------------------------------------------------------------------------------------------
Property Name:                   Stinson Tower             Germano Millgate              Villa Del
                                 Apartments                Apartments                    Coliseo/Gilbert
                                 Chester, PA               Chicago, IL                   Lindsay Manor
                                                                                         Los Angeles, CA
------------------------------------------------------------------------------------------------------------------------
Total Units:                            150                          350                       137
------------------------------------------------------------------------------------------------------------------------
Occupancy Percentage:                  99.3%                        95.0%                    89.06%
------------------------------------------------------------------------------------------------------------------------
Date of Acquisition:                   1988                         1988                      1989
------------------------------------------------------------------------------------------------------------------------
Partnership's Capital              $981,120                   $2,577,120                $6,078,590
 Contribution:
------------------------------------------------------------------------------------------------------------------------
Partnership's Percentage                 95%                        14.1%                     67.9%
 Ownership:
------------------------------------------------------------------------------------------------------------------------
Actual Low Income Housing          $223,371                   $1,326,973/3/             $1,399,159
 Tax Credits allocated to
 Operating Partnerships for
 1996/2/:
------------------------------------------------------------------------------------------------------------------------



Recent Developments

     Set forth below is a more detailed description of recent developments with respect to each of the Government-Assisted Properties in which the Partnership has a material investment through the Operating Partnerships.

     Germano-Millgate Apartments
     ---------------------------

     The Germano-Millgate Apartments (the "Germano Property") is owned by the United-Germano-Millgate Limited Partnership (the "Germano Partnership"), an Operating Partnership in which the Partnership had invested. The 1991 Report contained a description of certain disputes among the Germano Partnership, HUD

--------------------
      /1/  POZ Development Corporation is also a general partner.

      /2/ Of these amounts, the amounts of Low Income Housing Tax Credits allocated to the Partnership for 1997 were $211,893, $344,557 and $950,029, respectively.

     /3/   This figure represents the Partnership's 1996 Low Income Housing Tax
Credit Allocation based on acquisition credits. In 1997, the Partnership was allocated rehabilitation credits of $1,148,52875 and acquisition credits of $199,509.

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

     The Property is servicing its mortgage debt commitments on time, and is current on its insurance and tax payments. As of December 31, 1997, the amount of the Property's reserve for replacements was approximately $78,400.

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

     During 1997 revenues increased by $80,208 from 1996 due primarily to decreased occupancy on the Property. The Property had a negative cash flow from operating activities of $37,504 in 1997. Trade accounts payable and accrued expenses increased by $24,579.

     Stinson Tower Apartments
     ------------------------

     Stinson Tower Apartments, specifically designed to accommodate the elderly, blind and physically handicapped, currently reports 99% occupancy, with a substantial waiting list. All 150 units presently receive Section 8 Housing Rental Assistance (rental subsidies), administered by the Pennsylvania Housing Authority.

     Stinson Tower Apartments functions within budget, with tenant receivables at an acceptable level, and payables discharged within normal time limits. Mortgage payments and other debt service commitments are current, and replacement reserves were reported at approximately $286,000 as of December 31, 1997.

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

ITEM 4.   Submission of Matters to a Vote of Security Hold
-------   ------------------------------------------------

     During the year ended December 31, 1997, no matter was submitted to a vote of Interest holders.

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

          (b) Holders.  As of December 31, 1997, 24,065 Interests were held by
              -------
1186 Limited Partners. These figures are based upon the number of Limited Partners of record as reported by the General Partners.

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

                                        Statements of Operation
                                        -----------------------

                                      Year Ended                Year Ended                 Year Ended
                                   December 31, 1997         December 31, 1996           December 31, 1995
                                   -----------------         -----------------           -----------------
Income)                                $     -0-                $       -0-                 $    40,042

Expenses
(miscellaneous)                           16,500                     14,775                      18,970
                                       ---------                -----------                 -----------

Income/(Loss) from
 Operations                              (16,500)                   (14,775)                     21,072

Share of Loss of
 Operating
 Partnerships                           (922,003)                (  833,918)                 (1,058,346)
                                       ---------                -----------                 -----------

Net Loss                               $(938,503)               $(  844,693)                $(1,037,274)
                                       =========                ===========                 ===========

Net Loss Per Limited
 Partner Interest/1/                   $  (39.00)               $    (34.64)                $    (43.10)
                                       =========                ===========                 ===========

                                      Year Ended                Year Ended
                                   December 31, 1994         December 31, 1993
                                   -----------------         -----------------
Income                                 $      15                $        29

Expenses
 (miscellaneous)                         (12,954)                    58,343
                                       ---------                -----------

Income/(Loss) from
 Operations                              (12,939)                   (58,343)

Share of Loss of
 Operating
 Partnerships                           (982,544)                (1,049,521)
                                       ---------                -----------

Net Loss                               $(995,483)               $(1,107,835)
                                       =========                ===========

Net Loss Per Limited
 Partner Interest/1/                   $  (41.37)               $    (46.04)
                                       =========                ===========

--------------------
     /1/ This figure represents the net loss per Limited Partner Interest based on the aggregate number of Interests outstanding as of December 31 of the respective year. Actual net loss per Interest for years prior to 1991 varied depending upon each Limited Partner's month of entry into the Partnership.

                             Balance Sheets as of December 31
                             --------------------------------

                                                 1997                  1996                   1995
                                                 ----                  ----                   ----

Total Assets                                  $1,400,540             $2,324,044             $3,155,237
                                              ==========             ==========             ==========

Total Liabilities                             $   34,744             $   19,745             $   17,245

Partners' Equity                               1,365,796              2,304,299              3,137,992
                                              ----------             ----------             ----------

Liabilities and Net Worth                     $1,400,540             $2,324,044             $3,155,237
                                              ==========             ==========             ==========

                                                 1994                  1993
                                                 ----                  ----
Total Assets                                  $4,252,303             $5,529,930
                                              ==========             ==========

Total Liabilities                             $   77,037             $   89,181

Partners' Equity                               4,175,266              5,170,749
                                              ----------             ----------

Liabilities and Net Worth                     $4,252,303             $5,529,930
                                              ==========             ==========

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
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

     As of the end of 1988, the Partnership had received $2,481,000 in subscription for Interests, for a net of $2,170,875 after payment of brokerage fees and expenses. The Partnership received an additional $9,423,500 in subscriptions for Interests during 1989, or an additional $7,947,936 after payment of brokerage fees and expenses, and an additional $128,000 in subscriptions for Interests during 1990, or an additional $108,800 after payment of brokerage fees and expenses. As of December 31, 1989, the Partnership had committed to investments in Operating Partnerships requiring cash payments of approximately $10,200,000. During 1989, cash investments totaling approximately $5,520,000 were made in Operating Partnerships, and, at December 31, 1989, the Partnership held $1,497,863 in cash. During 1990, the Partnership received $2,313,000 as a return of its investment in two Operating Partnerships and invested an aggregate of approximately $3,545,000 in Operating Partnerships, leaving the Partnership with $43,917 in cash as of December 31, 1990. For 1991 contributions totaled $300 and cash as of December 31, 1991 was $3,505. No contributions were received in 1993, 1994, 1995, 1996 and 1997. Cash as of December 31, 1995 was $71 as of December 31, 1996 was $17,471 and as of December 31, 1997 was $12,970. The Partnership's remaining cash may not be adequate to meet future obligations of the Partnership (primarily accounting costs and costs associated with the Partnership's periodic reporting obligations).

          The Partnership's balance sheet reflects total assets of

$5,259,930 as of December 31, 1993, $4,252,303 as of December 31, 1994,
$3,155,237 as of December 31, 1995 and $2,324,044 as of December 31, 1996 and
$1,400,540 as of December 31, 1997 the diminution in assets result from small operating losses of the Partnership and from the Partnership's recognition of its share of losses at the Operating Partnership level.

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

     Results of Operations
     ---------------------

     During the 1995, 1996 and 1997 fiscal years, the Partnership had no distributions of cash flow from the Operating Partnerships. No significant distributions of cash flow from the Operating Partnerships are anticipated in future years due to the restrictions on cash flow at the Operating Partnership level described above.

     The Partnership expects that all of its income will be used to pay operating expenses, including fees, if funds sufficient for payment of such fees are available. The Partnership had no interest income in 1995, 1996 or 1997.

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

          (b) and (e)

          None.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

          (a) Security ownership of certain beneficial owners.
              -----------------------------------------------


     As of December 31, 1997, 24,065 Interests were issued and outstanding. No person is known to own beneficially in excess of 5% of the outstanding Interests.

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

          (c)  Indebtedness of management.
               --------------------------

     Pursuant to the Partnership Agreement, the Partnership was required to reimburse the General Partners and their affiliates for their actual expenses incurred in connection with the public offering and the organization of Operating Partnerships. The General Partners in turn agreed to reimburse the Partnership to the extent that the combination of those expenses and dealer allowances (which are paid to unaffiliated dealers) exceeded 15% of the gross proceeds of the offering. As of December 31, 1988, the General Partners owed the Partnership $356,583, representing reimbursement of offering and selling expenses in excess of 15% of the gross offering proceeds. With the increase in the size of the public offering during 1989, the amount of offering and selling expenses reimbursable to the General Partners increased, leaving the Partnership with a net indebtedness to the General Partners of $114,196 as of December 31, 1989. As of December 31, 1990, offering expenses and dealer allowances had again increased to in excess of 15% of the gross proceeds of the offering, leaving the General Partners with a reimbursement obligation to the Partnership equal to approximately $186,000. The amount of that obligation fell to $173,378 as of December 31, 1991, and to $155,378 as of December 31, 1992 and $115,959 as of December 31, 1993, $90,959 as of December 31, 1994, $73,259 as of December 31, 1995, $______ as of December 31, 1996 and $_________ as of December 31,
1997.

          (d)  Transactions with promoters.
               ---------------------------

               Not applicable.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  ----------------------------------------------------------------


(1)      Financial Statements:                                                              Page

         Independent Auditor's Report                                                       F-1

         Balance Sheets as of December 31, 1997 and 1996                                    F-3

         Statements of Operation for the Years Ended December 31, 1997, 1996                F-4
         and 1995

         Statements of Changes in Partners' Equity (Deficit) for the Years                  F-5
         Ended December 31, 1997, 1996 and 1995

         Statements of Cash Flows for the Years Ended December 31, 1997, 1996               F-6
         and 1995

         Notes to Financial Statements                                                      F-7

(2)      Financial Statement Schedules

         Independent Auditor's Report on Schedules                                          S-1

         Schedule XI                                                                        S-2

         Real Estate and Accumulated Depreciation of Limited Partnerships in
         which the Partnership has an investment
                                                                                            S-4
         Schedule XII

         Mortgage Loans on Real Estate owned by Limited Partnerships in which the Partnership has an investment

(3)      Exhibits

         See Exhibit Index.

(b)      Reports on Form 8-K.
         -------------------

        No reports on Form 8-K were filed by the Partnership during fiscal year 1997.

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

                                   AFC-LOW INCOME HOUSING CREDIT PARTNERS-I
                                   INVESTMENT IN AFFORDABLE HOUSING, a
                                   California limited partnership

                                   By: AFC Capital Corporation,
                                       its corporate general partner



Date:  September 9, 1998           By: /s/ Deane Earl Ross
                                      ------------------------------------------
                                       Deane Earl Ross,
                                       President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  September 9, 1998           By: /s/ A. Bruce Rozet
                                      ------------------------------------------
                                       A. Bruce Rozet, Chairman of the Board and
                                       Chief Executive Officer of AFC Capital
                                       Corporation



Date:  September 9, 1998           By: /s/ Deane Earl Ross
                                      ------------------------------------------
                                       Deane Earl Ross, Director, President and
                                       Treasurer (Chief Financial Officer) of
                                       AFC Capital Corporation

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

10.5          Disposition and Development Agreement between Coliseo Housing
         Partnership and the Community Redevelopment Agency of the City of Los Angeles./4/


--------------------
     /1/ Previously filed on June 3, 1988 as a part of the Partnership's Prospectus pursuant to Rule 424 (Registration Statement No. 33-17726).

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

22.           Subsidiaries of the Registrant./6/

--------------------
     /5/ Previously filed on July 30, 1992 with Amendment No. 1 dated July 28, 1992 to the Partnership's Current Report on Form 8-K dated July 2, 1992.

     /6/  Filed as an exhibit to this Annual Report.

                   AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                       INVESTMENT IN AFFORDABLE HOUSING,
                        A CALIFORNIA LIMITED PARTNERSHIP


                              FINANCIAL STATEMENTS
                  DECEMBER 31, 1995 THROUGH DECEMBER 31, 1997

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


  Mortgage loans on real estate owned by limited
     partnerships in which the partnership has an investment      S-4 - S-6

                 [LETTERHEAD OF HABIF, AROGETI & WYNNE, P.C.]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
AFC-Low Income Housing Credit Partners - I
  Investment in Affordable Housing



We have audited the balance sheets of AFC-LOW INCOME HOUSING CREDIT PARTNERS - I INVESTMENT IN AFFORDABLE HOUSING [a California Limited Partnership] as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity [deficit], and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, which statements reflect total assets constituting 42% of total assets as of December 31, 1997 and 1996, and total losses constituting 37%, 52%, and 40% for the years ended December 31, 1997, 1996, and 1995, respectively, of the combined totals of the limited partnerships in all years presented. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in Note 2, is based solely on the report of such other auditors.

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

                   INDEPENDENT AUDITORS' REPORT [CONTINUED]



In our opinion, based on our audits and the report of other auditors, the financial statements present fairly, in all material respects, the financial position of AFC-LOW INCOME HOUSING CREDIT PARTNERS - I INVESTMENT IN AFFORDABLE HOUSING as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 30, 1998, except for Note 5 as to which the date is March 2, 1998

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS
------

                                                     1 9 9 7      1 9 9 6
                                                   ----------   ----------

Cash                                               $   12,970   $   17,471
Investments in limited partnerships, equity
  method (Note 2)                                   1,298,886    2,220,889
Due from general partner (Note 3)                      68,584       68,584
Due from Coliseo Housing Partnership (Note 3)          20,100       17,100
                                                    ---------    ---------

TOTAL                                              $1,400,540   $2,324,044
                                                    =========    =========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------



LIABILITIES:
Accounts payable                                   $   34,744  $   19,745


CONTINGENCIES (NOTE 5)


PARTNERS' EQUITY                                    1,365,796   2,304,299
                                                    ---------   ---------



TOTAL                                              $1,400,540  $2,324,044
                                                    =========   =========


See auditors' report and notes to financial statements.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------



                                 1 9 9 7      1 9 9 6       1 9 9 5
                                ---------    ---------     ---------

REVENUE:
Interest                       $       -0-  $       -0-   $       -0-
Miscellaneous                          -0-          -0-        40,042

EXPENSES:
Miscellaneous                       16,500       14,775        18,970
                                 ---------    ---------     ---------



INCOME [LOSS] FROM OPERATIONS   [   16,500]  [   14,775]       21,072



EQUITY IN LOSSES OF LIMITED
  PARTNERSHIPS (NOTE 2)         [  922,003]  [  818,918]   [1,058,346]
                                 ---------    ---------     ---------



NET LOSS                       $[  938,503] $[  833,693]  $[1,037,274]
                                 =========    =========     =========


See auditors' report and notes to financial statements.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------

STATEMENTS OF CHANGES IN PARTNERS' EQUITY [DEFICIT]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------



                                                  Limited      General
                                     Total        Partners     Partners
                                   ---------     ----------   ----------
Partnership interest                  100%           99%           1%
                                      ===            ==            =



Balances - December 31, 1994      $ 4,175,266   $ 4,230,840    $[55,574]



Net loss - 1995                    [1,037,274]   [1,026,901]    [10,373]
                                    ---------     ---------      ------



Balances - December 31, 1995        3,137,992     3,203,939     [65,947]



Net loss - 1996                    [  833,693]   [  825,356]    [ 8,337]
                                    ---------     ---------      ------



Balances - December 31, 1996        2,304,299     2,378,583     [74,284]



Net loss - 1997                    [  938,503]   [  929,118]    [ 9,385]
                                    ---------     ---------      ------



Balances - December 31, 1997      $ 1,365,796   $ 1,449,465    $[83,669]
                                    =========     =========      ======


See auditors' report and notes to financial statements.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------
INCREASE (DECREASE) IN CASH

                                                        1 9 9 7            1 9 9 6            1 9 9 5
                                                       ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $[ 938,503]         $[833,693]       $[1,037,274]
                                                        --------            -------          ---------
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
  Equity in losses of limited
   partnerships                                          922,003            818,918          1,058,346
  Increase (Decrease) in accounts
   payable                                                14,999              2,497         [   59,792]
                                                        --------            -------          ---------


    Total adjustments                                    937,002            821,415            998,554
                                                        --------            -------          ---------

     Net cash provided by [used in]
      operating activities                             [   1,501]          [ 12,278]        [   38,720]
                                                        --------            -------          ---------



CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to Coliseo Housing Partnership                 [   3,000]               -0-         [   17,100]
Partnership distributions received                           -0-             25,000             38,100
                                                        --------            -------          ---------

  Net cash provided by [used in]
   investing activities                                [   3,000]            25,000             21,000
                                                        --------            -------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from [payments to] general partners                 -0-              4,678             17,700
                                                        --------            -------          ---------


NET INCREASE [DECREASE] IN CASH                        [   4,501]            17,400         [       20]


CASH, BEGINNING OF YEAR                                   17,471                 71                 91
                                                        --------            -------          ---------


CASH, END OF YEAR                                     $   12,970          $  17,471        $        71
                                                        ========            =======          =========


See auditors' report and notes to financial statements.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - AFC-LOW INCOME HOUSING CREDIT PARTNERS - I INVESTMENT IN
     ------------
     AFFORDABLE HOUSING, A California Limited Partnership [the Partnership], was formed on July 28, 1987. The general partners are A. Bruce Rozet, an individual, and AFC Capital Corporation, a Delaware corporation, each having contributed $2,500 and owning 5 partnership interests. Through January 15, 1990, the Partnership offered partnership interests, at $500 per interest, to limited partners through public offering. As of December 31, 1997, 1996, and 1995, the Partnership had received subscriptions for 24,065, 24,065, and 24,065 partnership interests, respectively. The Partnership exceeded the minimum offering of 2,000 partnership interests in 1988, which resulted in the subscription proceeds being released from the escrow account to the Partnership. As a result of certain actions taken by HUD, the Partnership ceased offering partnership interests as of January 15, 1990.

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

     The accompanying financial statements include only the assets, liabili ties, and results of operations which relate to the Partnership, and not those attributable to the partners' individual activities.

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

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------

NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

     Investments in Limited Partnerships - The Partnership owns limited
     -----------------------------------
     partnership interests in three operating limited partnerships with ownership interests, as of December 31, 1997, varying from 14.058% to 95%. The Partnership is using the equity method to account for its investments in those limited partnerships. The operating limited partnerships are not being consolidated because control of those limited partnerships is under the general partner. On May 25, 1993, the Partnership's investment in the Germano Partnership was diluted from a 96% interest to an effective 14.058% interest. The Company is using the equity method to account for its investment in the Germano Partnership due to its continued influence in the partnership.

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

2.   INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership owns partnership interests in the following limited partnerships at December 31, 1997, each of which owns, and is operating a multi-family residential rental project.

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

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------


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

     In January, 1993, CCDC, Germano, the Germano-Millgate Tenants' Associa tion, and a resident of the Germano Property initiated an action against certain HUD officials in the United States District Court for the Northern District of Illinois.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------

2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     On February 12, 1993, the District Court ordered that the Secretary of Housing and Urban Development and all of HUD's agents and officials (a) are restrained from refusing to make the Section 8 payments due to the Germano Partnership under the HAP Contract; (b) are restrained from fur ther implementing the assignment of the mortgage or initiating or continuing any foreclosure action; and (c) were ordered to make all neces sary preparations to be in a position to close on the TPA and Flex Loan applications of CCDC. The Germano Partnership was ordered to make its reg ular monthly mortgage payments as they become due, but only to the extent of any payments received from HUD under the HAP Contract.

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

     Stinson - The Partnership became a partner in Stinson on November 1, 1988.
     -------

     Coliseo - The Partnership became a partner in Coliseo on August 31, 1989.
     -------
     The project is located on approximately 2.5 acres of land owned by and leased from the Community Redevelopment Agency of the City of Los Angeles
     (CRA). The Partnership has entered into a long-term lease agreement with CRA, expiring May, 2040, with an option to extend the lease for an additional 49 years. The lease provides for annual lease payments equal to 10% of "residual receipts" (defined as gross rental income less reasonable operating costs and reserves and service on debt) increasing to 30% of "residual receipts" after the loan from CRA has been paid in full. Lease payments commence one year after the completion of construction. As of December 31, 1997, total payments due to the CRA under the long-term lease agreement totaled $32,612.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------


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

     As of December 31, 1997, Coliseo was in default of its loan agreement with SAMCO, the mortgage holder, due to non-payment of the required replacement reserve deposits totalling approximately $75,000. Management for Coliseo obtained a waiver from SAMCO with respect to the default. In addition, during 1996, the CRA performed a review to determine compliance with the terms of the DDA. As a result of its review, management was changed from TBG Management, a division of the Bedford Group, a general partner of Coliseo, to an unrelated management agent. The CRA disagreed with the way management had been calculating residual receipts payments relating to the pay-down of the accrued interest on the second mortgage and whether an amount was due for the long-term ground lease. The principal difference between the CRA's calculation and management's calculation related to whether interest on the partner loan was an allowable expense. The CRA position was that the partner loan interest was not an allowable expense, and, during 1996, it issued a Notice of Default and Election to Sell Under Deed of Trust. On December 6, 1996, the CRA rescinded the Notice of Default and Election to Sell Under the Deed of Trust; however, it did not waive the requirement for payment due under the DDA. The CRA and management are in the process of resolving the issue relating to the payment of approximately $32,000 due under the long-term ground lease and approximately $163,000 due relating to accrued interest.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     The following is a summary of the investments in limited partnerships in which the Partnership has an equity interest:

                                          1 9 9 7       1 9 9 6       1 9 9 5
                                         ---------     ---------     ---------
     Balances, beginning of year       $ 2,220,889   $ 3,064,807   $ 4,161,253

     Partnership distributions
      received                                 -0-    [   25,000]   [   38,100]

     Equity in net losses of
      limited partnerships:
       Net losses                       [  922,003]   [  818,918]   [1,058,346]
                                         ---------     ---------     ---------
     Balances, end of year             $ 1,298,886   $ 2,220,889   $ 3,064,807
                                         =========     =========    ==========

     Summarized balance sheets and statements of operations for the operating limited partnerships in which the Partnership has an equity interest are presented hereafter.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

ASSETS
------
                                                             December 31, 1997
                                           -----------------------------------------------------
                                             Coliseo       Stinson       Germano       Total
                                           -----------   -----------   -----------   -----------
Property and equipment, at cost:
   Buildings, equipment,
     and furnishings                       $16,220,858   $ 6,654,021   $17,962,717   $40,837,596
   Less accumulated
     depreciation                            3,905,362     2,644,860     4,541,851    11,092,073
                                            ----------     ---------    ----------    ----------
                                            12,315,496     4,009,161    13,420,866    29,745,523
Land                                               -0-       600,000       580,000     1,180,000
                                            ----------     ---------    ----------    ----------
                                            12,315,496     4,609,161    14,000,866    30,925,523
Cash                                             2,171       166,922       192,031       361,124
Restricted assets                               95,612       698,059       262,496     1,056,167
Other assets                                 1,698,036        61,672        66,880     1,826,588
                                            ----------     ---------    ----------    ----------

TOTAL                                      $14,111,315   $ 5,535,814   $14,522,273   $34,169,402
                                            ==========     =========    ==========    ==========

LIABILITIES AND PARTNERS' EQUITY [DEFICIT]
-----------------------------------------

LIABILITIES:
Mortgages payable                          $ 8,980,912   $ 5,288,548   $10,457,980   $24,727,440
Other liabilities                            3,211,849     1,281,567     1,828,394     6,321,810
                                            ----------     ---------    ----------    ----------

   Total liabilities                        12,192,761     6,570,115    12,286,374    31,049,250
                                            ----------     ---------    ----------    ----------

PARTNERS' EQUITY [DEFICIT]:
General partners and
  limited partners                           1,918,554    [1,034,301]    2,235,899     3,120,152
                                            ----------     ---------    ----------    ----------

  Total partners' equity
     [deficit]                               1,918,554    [1,034,301]    2,235,899     3,120,152
                                            ----------     ---------    ----------    ----------

TOTAL                                      $14,111,315   $ 5,535,814   $14,522,273   $34,169,402
                                            ==========     =========    ==========    ==========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------

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
     General partners and
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
                                            ==========     =========    ==========    ==========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     Also, for financial statement purposes, when the carrying value of the investment has been reduced to zero, the Partnership discontinues recognizing its share of the limited partnership's losses.

     The following is a schedule, by years, of the future maturities of the mortgages payable of the operating limited partnerships:

         Years Ending
         December 31,
         ------------
            1998                                             $   303,711
            1999                                                 326,922
            2000                                                 351,918
            2001                                                 378,835
            2002                                                 407,822
            Thereafter                                        22,958,232
                                                              ----------

                                                             $24,727,440
                                                              ==========

     COMBINED STATEMENTS OF OPERATIONS
     ---------------------------------

                                                               December 31, 1997
                                            ---------------------------------------------------------
                                               Coliseo        Stinson        Germano        Total
                                            ------------   ------------   ------------   ------------
     REVENUES:
     Rental                                  $   788,964    $ 1,488,586    $ 2,105,742    $ 4,383,292
     Other                                         1,904         58,352         23,914         84,170
                                               ---------      ---------      ---------      ---------

                                                 790,868      1,546,938      2,129,656      4,467,462
                                               ---------      ---------      ---------      ---------
     EXPENSES:
     Operating                                   592,727        939,058      1,749,503      3,281,288
     Depreciation                                579,813        307,471        752,370      1,639,654
     Interest                                    802,943        536,220        464,666      1,803,829
                                               ---------      ---------      ---------      ---------

                                               1,975,483      1,782,749      2,966,539      6,724,771
                                               ---------      ---------      ---------      ---------

     NET LOSSES                              $[1,184,615]   $[  235,811]   $[  836,883]   $[2,257,309]
                                               =========      =========      =========      =========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------


2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     COMBINED STATEMENTS OF OPERATIONS  [CONTINUED]
     ---------------------------------

                                           December 31, 1996
                       ---------------------------------------------------------
                          Coliseo        Stinson        Germano        Total
                       ------------   ------------   ------------   ------------
     REVENUES:
     Rental             $   869,172    $ 1,507,090    $ 1,965,730    $ 4,341,992
     Other                    1,387         64,062         10,156         75,605
                          ---------      ---------      ---------      ---------

                            870,559      1,571,152      1,975,886      4,417,597
                          ---------      ---------      ---------      ---------
     EXPENSES:
     Operating              539,627        968,327      1,463,774      2,971,728
     Depreciation           580,958        332,238        741,128      1,654,324
     Interest               814,069        740,499        456,699      2,011,267
                          ---------      ---------      ---------      ---------

                          1,934,654      2,041,064      2,661,601      6,637,319
                          ---------      ---------      ---------      ---------

     NET LOSSES         $[1,064,095]   $[  469,912]   $[  685,715]   $[2,219,722]
                          =========      =========      =========      =========


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

     NET LOSSES         $[1,377,570]   $[  149,477]   $[  760,703]   $[2,287,750]
                          =========      =========      =========      =========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------

2.   INVESTMENTS IN LIMITED PARTNERSHIPS [CONTINUED]

     COMBINED STATEMENTS OF OPERATIONS [CONTINUED]
     ---------------------------------

                                                  1 9 9 7        1 9 9 6        1 9 9 5
                                              -----------    -----------    -----------
     Allocation of net losses:
        General partners and
            other limited partners           $[1,111,286]   $[  954,387]   $[1,103,437]
        Limited partners (Partnership)        [1,146,023]    [1,265,335]    [1,184,313]
                                               ---------      ---------      ---------
                                             $[2,257,309]   $[2,219,722]   $[2,287,750]
                                               =========      =========      =========

        Partnership's share of net
            losses                           $[1,146,023]   $[1,265,335]   $[1,184,313]

        Losses in excess of basis for
            Stinson                              224,020        446,417        125,967
                                               ---------      ---------      ---------

        Equity in net losses of limited
            partnerships recognized          $[  922,003]   $[  818,918]   $[1,058,346]
                                               =========      =========      =========

3.   RELATED PARTY TRANSACTIONS

     Reimbursement of Offering, Selling, and Organizational Expenses - The
     ---------------------------------------------------------------
     general partners and their affiliates were paid for their actual expenses incurred in connection with the public offering and organization of the operating partnerships. The general partners reimbursed the Partnership to the extent that the combination of these expenses and dealer allowances (which is paid to unaffiliated dealers) exceeded 15% of the gross proceeds. The amount reimbursable to the Partnership and included in due from general partner at December 31, 1997 and 1996, is $68,584 and $68,584,
     respectively.

     Due from Coliseo Housing Partnership:
     ------------------------------------

     During the year ended December 31, 1997, the Partnership advanced Coliseo $3,000 to cover operating costs. As of December 31, 1997 and 1996, $20,100 and $17,100, respectively, is receivable from Coliseo and is to be repaid when funds are available.

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------


3.   RELATED PARTY TRANSACTIONS [CONTINUED]

     Acquisition Fees, Development Fees and Real Estate Commissions - During the
     --------------------------------------------------------------
     year ended December 31, 1997, 1996 and 1995, Germano paid fees to an unaffiliated general partner totaling $182,178, $25,000 and $882,209, respectively, for development, construction management and professional services relating to the Project's rehabilitation. In addition, the unaffiliated general partner was paid $19,939 in 1995 for professional, administration and processing fees relating to a property tax refund collected by the Project in 1995. The amount of the fees equaled 25% of the refund amount and was incurred pursuant to a 1992 contract with the general partner executed prior to the date it became general partner.

     Asset Management Fee - For services to be rendered to the operating
     --------------------
     partnerships, the affiliate general partners of the operating partnership will generally receive an annual asset management fee equal to one-half of one percent of the invested assets. This will be paid by the operating partnerships solely from capital contributions or "surplus cash," as defined in the regulatory agreement. No amounts were paid in 1997, 1996 or 1995.

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

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------


3.   RELATED PARTY TRANSACTIONS [CONTINUED]

     Management Fees - An unaffiliated general partner of Coliseo received
     ---------------
     project management fees of approximately $31,000 and $53,000 for 1996 and 1995, respectively.

     During 1996, Stinson paid management fees of $25,000 to the general partner of the Partnership.

4.   INCOME TAXES

     The following is a reconciliation between the net loss per the financial statements and the net loss for federal income tax purposes:

                                            1 9 9 7         1 9 9 6        1 9 9 5
                                           ---------       ---------      ---------
     Net loss, financial statement
      basis                              $[  938,503]    $[  833,693]    $[1,037,274]

     Share of equity in losses of
       limited partnerships for tax
       purposes not recognized for
       financial statement purposes       [  302,857]     [   42,003]     [  186,461]

     Share of equity in losses of
       limited partnerships not
       recognized for financial
       statement purposes (Stinson)       [  224,020]     [  446,417]     [  125,967]

     Other                                     7,501      [       60]     [   48,796]
                                           ---------       ---------       ---------


     Net loss, federal income tax
      basis                              $[1,457,879]    $[1,322,173]    $[1,398,498]
                                           =========       =========       =========

     Allocation of tax basis net loss,
      based on percentage interests:
       General partners                  $[   14,579]    $[   13,222]    $[   13,985]
       Limited partners                   [1,443,300]     [1,308,951]     [1,384,513]
                                           ---------       ---------       ---------

                                         $[1,457,879]    $[1,322,173]    $[1,398,498]
                                           =========       =========       =========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------


NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------

4.   INCOME TAXES [CONTINUED]

     The following is a reconciliation between the partners' equity per the financial statements and the partners' equity [deficit] for federal income tax purposes:

                                            1 9 9 7        1 9 9 6       1 9 9 5
                                           ---------      ---------     ---------
     Partners' equity, financial
      statement basis                     $ 1,365,796   $ 2,304,299   $ 3,137,992

     Cumulative public offering
      expenses recognized as a
      direct reduction to the
      capital accounts of the
      limited partners for finan-
      cial statement purposes and
      capitalized for tax purposes          1,804,888     1,804,888     1,804,888

     Cumulative share of equity in
      losses of limited partner-
      ship not recognized for
      financial statement purposes
      [Stinson]                            [  796,403]   [  572,383]   [  125,967]

     Cumulative share of equity in
      gains [losses] of limited
      partnerships for tax purposes
      not recognized for financial
      statement purposes                   [  585,784]   [  282,927]   [  240,923]

     Other                                     24,868        17,367        17,427
                                            ---------     ---------     ---------

     Partners' equity, federal
      income tax basis                    $ 1,813,365   $ 3,271,244   $ 4,593,417
                                            =========     =========     =========

     Allocation of tax basis
      partners' equity [deficit]:
       General Partners                   $[   97,243]  $[   82,664]  $[   69,443]
       Limited partners                     1,910,608     3,353,908     4,662,860
                                            ---------     ---------     ---------

                                          $ 1,813,365   $ 3,271,244   $ 4,593,417
                                            =========     =========     =========

AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
INVESTMENT IN AFFORDABLE HOUSING,
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------



NOTES TO FINANCIAL STATEMENTS [CONTINUED]
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------



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

                 [LETTERHEAD OF HABIF, AROGETI & WYNNE, P.C.]



           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION



To the Partners
AFC-Low Income Housing Credit Partners - I
  Investment in Affordable Housing



In connection with our audits of the financial statements of AFC-LOW INCOME HOUSING CREDIT PARTNERS - I INVESTMENT IN AFFORDABLE HOUSING referred to in our report dated January 30, 1998, which is included in Part II of this Form 10-K, we did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets of 42% as of December 31, 1997 and 1996, and total losses of 37%, 52%, and 40% for the years ended December 31, 1997, 1996 and 1995, respectively, of the combined totals of the limited partnerships. Such statements were audited by other auditors, whose reports thereon have been furnished to us. Insofar as the information presented on pages S-2 through S-6 as of December 31, 1997, 1996, and 1995, relates to these limited partnerships, our opinion is based solely upon the reports of other auditors. In our opinion, based on our audits and the reports of other auditors, the supplementary information present fairly, in all material respects, the information required to be set forth therein.



/S/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 30, 1998, except for Note 5 as to which the date is March 2, 1998

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
      INVESTMENT IN AFFORDABLE HOUSING, A CALIFORNIA LIMITED PARTNERSHIP
                  REAL ESTATE AND ACCUMULATED DEPRECIATION OF
        LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                                                     Costs Capitalized
                                                                       Initial Cost To                  Subsequent
                                                                     Operating Partnership            To Acquisition
                                                                     ---------------------      ---------------------------
                                                                             Buildings,
                                       Type of                               Equipment,                            Carrying
   Description/Location                Property   Encumbrances      Land     Furnishings          Improvements      Costs
--------------------------            ----------  ------------   ----------  -----------        ---------------------------
Year Ended December 31, 1997
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 Apartments   $10,457,980  $  580,000   $ 7,671,072          $10,291,645      $    -0-
 United-Stinson, L.P.,
    Chester, Pennsylvania             Apartments     5,288,548     600,000     5,643,571            1,010,450           -0-
 Coliseo Housing Partnership
    Los Angeles, California           Apartments     8,980,912         -0-           -0-           16,220,858       170,524
                                                   -----------  ----------   -----------          -----------      --------

                                                   $24,727,440  $1,180,000   $13,314,643          $27,522,953      $170,524
                                                   ===========  ==========   ===========          ===========      ========

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
                                                   ===========  ==========   ===========          ===========      ========


                                          Gross Amount At Which Carried
                                                 At Close of Year
                                      -------------------------------------
                                                                                                                        Life Upon
                                                                                                                          Which
                                                                                                                       Depreciation
                                                                                                                         In Latest
                                                  Buildings                                                                Income
                                                  Equipment,                                                            Statement is

                                                  Furnishings,                 Accumulated       Date of       Date       Computed
   Description/Location                  Land     Construction      Total      Depreciation   Construction   Acquired      [Years]
--------------------------            ----------  ------------   -----------   ------------   ------------   --------   ------------

Year Ended December 31, 1997
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 $  580,000   $17,962,717   $18,542,717   $ 4,541,851        1972        12/88         5 - 25
 United-Stinson, L.P.,
    Chester, Pennsylvania                600,000     6,654,021     7,254,021     2,644,860        1978        11/88         7 - 27.5

 Coliseo Housing Partnership
    Los Angeles, California                  -0-    16,220,858    16,220,858     3,905,362        1991        12/88         5 - 25
                                      ----------   -----------   -----------   -----------

                                      $1,180,000   $40,837,596   $42,017,596   $11,092,073
                                      ==========   ===========   ===========   ===========

Year Ended December 31, 1996
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 $  580,000   $17,773,241   $18,353,241   $ 3,789,481        1972        12/88         5 - 25
 United-Stinson, L.P.,
    Chester, Pennsylvania                600,000     6,516,654     7,116,654     2,337,389        1978        11/88         7 - 27.5

 Coliseo Housing Partnership
    Los Angeles, California                  -0-    16,219,298    16,219,298     3,325,549        1991        12/88         5 - 25
                                      ----------   -----------   -----------   -----------

                                      $1,180,000   $40,509,193   $41,689,193   $ 9,452,419
                                      ==========   ===========   ===========   ===========

Year Ended December 31, 1995
----------------------------

 United-Germano-Millgate, L.P.,
    Chicago, Illinois                 $  580,000   $17,652,608   $18,232,608   $ 3,048,353        1972        12/88         5 - 25
 United-Stinson, L.P.,
    Chester, Pennsylvania                600,000     6,381,053     6,981,053     2,005,151        1978        11/88         7 - 27.5

 Coliseo Housing Partnership
    Los Angeles, California                  -0-    16,214,087    16,214,087     2,744,591        1991        12/88         5 - 40
                                      ----------   -----------   -----------   -----------

                                      $1,180,000   $40,247,748   $41,427,748   $ 7,798,095
                                      ==========   ===========   ===========   ===========

 See Auditors' Report on Supplementary Information and Accompanying Notes

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                       INVESTMENT IN AFFORDABLE HOUSING,
                       A CALIFORNIA LIMITED PARTNERSHIP
                     NOTES TO REAL ESTATE AND ACCUMULATED
         DEPRECIATION OF LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP
                               HAS AN INVESTMENT
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



1. Each limited partnership owns and operates a multi-family, HUD, or state regulated residential housing project.

2. The aggregate cost of the land for federal income tax purposes at December 31, 1997, 1996, and 1995 is $1,100,000, $1,100,000, and $1,100,000,
   respectively, and the aggregate cost of buildings and improvements and construction in progress for federal income tax purposes at December 31, 1997, 1996, and 1995 is $41,634,826, $41,306,425, and $41,230,677,
   respectively. The total of the above mentioned items at December 31, 1997, 1996, and 1995 is $42,734,826, $42,406,425, and $42,330,677, respectively.

3. Investments in property and equipment:

      Balance, December 31, 1994                           $40,659,542

      Additions during year:
        Improvements                                           768,206
                                                           -----------

      Balance, December 31, 1995                            41,427,748

      Additions during year:
        Improvements                                           261,445
                                                           -----------

      Balance, December 31, 1996                            41,689,193

      Additions during year:
        Improvements                                           328,403
                                                           -----------

      Balance, December 31, 1997                           $42,017,596
                                                           ===========

4. Accumulated depreciation:

      Balance, December 31, 1994                           $ 6,170,208

      Depreciation charged to expense during the year        1,627,887
                                                           -----------

      Balance, December 31, 1995                             7,798,095

      Depreciation charged to expense during the year        1,654,324
                                                           -----------

      Balance, December 31, 1996                             9,452,419

      Depreciation charged to expense during the year        1,639,654
                                                           -----------

      Balance, December 31, 1997                           $11,092,073
                                                           ===========


               See Auditors' Report on Supplementary Information

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
      INVESTMENT IN AFFORDABLE HOUSING, A CALIFORNIA LIMITED PARTNERSHIP
                    MORTGAGE LOANS ON REAL ESTATE OWNED BY
        LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                             Final
                                           Interest         Maturity
       Description                          Rate %            Date
----------------------------              ---------       -------------
Year Ended December 31, 1997
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       7.00%        October, 2014
  United Stinson, L.P.
     Chester, Pennsylvania                   7.84            July, 2018
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                   9.45         October, 2003
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  Coliseo Housing Partnership
     Los Angeles, California                 9.45           April, 2032
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       6.53         October, 2014

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

Year Ended December 31, 1995
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       7.00%        October, 2014
  United Stinson, L.P.
     Chester, Pennsylvania                   7.84            July, 2018
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                   9.45         October, 2003
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  Coliseo Housing Partnership
     Los Angeles, California                 9.45           April, 2032
  Coliseo Housing Partnership
     Los Angeles, California                 8.50            July, 2021
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       6.53         October, 2014


                                    Payments Monthly      Original Face    Carrying     Principal Amount of
                                      To Maturity           Amount of      Amount of      Loans Subject to
       Description                  (Net of Subsidy)        Mortgage       Mortgage     Delinquent Principal
----------------------------        ----------------      -------------   -----------   --------------------
Year Ended December 31, 1997
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                   $16,226            $ 7,222,700   $ 5,344,868               $    -0-
  United Stinson, L.P.
     Chester, Pennsylvania                33,245              4,840,000     4,011,644                    -0-
                                                                          -----------               --------
                                                                            9,356,512                    -0-
                                                                          -----------               --------
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                 3,227              1,276,904     1,276,904                    -0-
  Coliseo Housing Partnership
     Los Angeles, California              26,914              3,500,000     3,283,912                    -0-
  Coliseo Housing Partnership
     Los Angeles, California                 -0-              3,954,000     3,954,000                    -0-
  Coliseo Housing Partnership
     Los Angeles, California              13,403              1,743,000     1,743,000                    -0-
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       -0-              5,113,112     5,113,112                    -0-
                                         -------            -----------   -----------               --------
                                                                           15,370,928                    -0-
                                                                          -----------               --------
                                         $93,015            $27,649,716   $24,727,440               $    -0-
                                         =======            ===========   ===========               ========

Year Ended December 31, 1996
----------------------------
Mortgages assumed:
  United - Germano - Millgate, L.P.
     Chicago, Illinois                   $16,226            $ 7,222,700   $ 5,505,886               $    -0-
  United Stinson, L.P.
     Chester, Pennsylvania                33,245              4,840,000     4,089,934                    -0-
                                                                          -----------               --------
                                                                            9,595,820                    -0-
                                                                          -----------               --------
New mortgages:
  United Stinson, L.P.
     Chester, Pennsylvania                 3,227              1,276,904     1,276,904                    -0-
  Coliseo Housing Partnership
     Los Angeles, California              26,914              3,500,000     3,325,768                    -0-
  Coliseo Housing Partnership
     Los Angeles, California                 -0-              3,954,000     3,954,000                    -0-
  Coliseo Housing Partnership
     Los Angeles, California              13,403              1,743,000     1,743,000                    -0-
  United - Germano - Millgate, L.P.
     Chicago, Illinois                       -0-              5,113,112     5,113,112                    -0-
                                         -------            -----------   -----------               --------
                                                                           15,412,784                    -0-
                                                                          -----------               --------
                                         $93,015            $27,649,716   $25,008,604               $    -0-
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
                                         =======            ===========   ===========               ========

               See Auditors' Report on Supplementary Information
                            and Accompanying Notes

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                      INVESTMENTS IN AFFORDABLE HOUSING,
                       A CALIFORNIA LIMITED PARTNERSHIP
                    NOTES TO MORTGAGE LOANS ON REAL ESTATE
            OWNED BY LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP
                               HAS AN INVESTMENT
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



1. Each limited partnership in which the Partnership has an investment owns an apartment project financed with a mortgage held by a government agency.

2. The total Federal income tax basis is the same as the carrying amounts in
   Schedule IV.

3. Reconciliation of mortgages:

      Balance, December 31, 1994              $25,760,712
      Payments of principal during year          [320,512]
                                              -----------
      Balance, December 31, 1995               25,440,200
      Payments of principal during year          [431,596]
                                              -----------
      Balance, December 31, 1996               25,008,604
      Payments of principal during year          [281,164]
                                              -----------

      Balance, December 31, 1997              $24,727,440
                                              ===========

4. The Coliseo mortgage in the original face amount of $3,954,000 is payable to the Community Redevelopment Agency of the City of Los Angeles. It bears interest at 9.45%, payable over 40 years. It is payable only out of 50% of available "residual receipts." In the event there are not adequate "residual receipts" to make principal and interest payments on the loan, unpaid amounts will accrue for payment at maturity or upon a sale or refinancing of the project, whichever occurs first. As of December 31, 1997, $163,065 is currently due to the CRA for interest payments as defined. Accrued interest at December 31, 1997, 1996, and 1995, totaled $2,438,469, $2,064,816, and
   $1,690,140, respectively.

5. The Coliseo mortgage in the original face amount of $1,743,000 is payable to the general partner of Coliseo. As of December 31, 1997, 1996 and 1995, accrued interest totaled $524,345, $376,172 and $228,000, respectively.

6. The Stinson mortgage in the original face amount of $1,276,904 accrues interest at 9.45% per annum, compounded annually. Stinson is required to make interest payments on the note on an annual basis, equal to one-half of the allowable distributions to the owners (maximum of $38,720 for the years ended December 31, 1997, 1996, and 1995). The principal and unpaid interest is payable October 27, 2003, or upon sale of the property. Accrued interest at December 31, 1997, 1996, and 1995 totaled $1,217,170, $1,013,008 and
   $852,770, respectively.



               See Auditors' Report on Supplementary Information

                  AFC-LOW INCOME HOUSING CREDIT PARTNERS - I
                      INVESTMENTS IN AFFORDABLE HOUSING,
                       A CALIFORNIA LIMITED PARTNERSHIP
             NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
            OWNED BY LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP
                         HAS AN INVESTMENT [CONTINUED]
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



7. The Germano mortgage payable of $5,113,112 includes proceeds from the HUD Flexible Subsidy loan totaling $4,613,112 and $500,000 from the IHDA. Both notes bear interest at an annual rate of 6.53% and specify that principal and interest payments are to be made from residual receipts of the project. The notes mature on the earlier of October 1, 2014 or the date the project is sold. No payments were made in 1997, 1996 and 1995, as there were no "residual receipts." Accrued interest at December 31, 1997, 1996 and 1995 totaled $1,498,329, $1,097,278, and $665,589, respectively.






               See Auditors' Report on Supplementary Information